Form 10QSB
period 2005-11-30
sellcell.net
filed 2006-01-11
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2005

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    000-51633

sellcell.net
(Name of small business issuer in its charter)

          NEVADA                                                                                  98-0461698
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification No.)

514-1540 West 2nd Ave, Vancouver, BC                                                V6J 1H2
        (Address of principal executive offices)                                                   (Zip Code)

604-312-5771
Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No  [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [x]  No  [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.3,350,000 shares of common stock as of January 6, 2005

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.          Financial Statements

The following consolidated interim unaudited financial statements of sellcell.net (the “Company”) for the three month period ended November 30, 2005 are included with this Quarterly Report on Form 10-QSB:

  Consolidated Balance Sheets as of November 30, 2005 and August 31, 2005;

  Consolidated Statements of Operations for the three months ended November 30, 2005 and for the period from April 4, 2005 (date of inception) to November 30, 2005;

  Consolidated Statements of Cash Flows for the three months ended November 30, 2005 and for the period from April 4, 2005 (date of inception) to November 30, 2005; and

  Notes to Financial Statements.

SELLCELL.NET
(A Development Stage Company)
Balance Sheet

	November 30, 2005		August 31, 2005
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	38,038		40,699
Prepaid Expenses	739		5,000

TOTAL ASSETS	38,777		45,699
	===================		=================

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts Payable
Sales Tax Payable
Commissions Payable - related party

	-		-

STOCKHOLDERS' EQUITY
Common Stock, $.01 stated value; 75,000,000
shares authorized; 3,350,000 shares outstanding	33,500		30,500
Contributed Capital	18,298		18,298
Accumulated Deficit	(13,021)		(3,099)

	38,777		45,699

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	38,777	-	45,699
	===================		=================

The accompanying consolidated notes are an integral part of these financial statements

SELLCELL.NET
(A Development Stage Company)
Statement of Operations

	For the three	Period from April 4, 2005
	months ended	(date of inception) to
	November 30, 2005	November 30, 2005
	(unaudited)	(unaudited)

SALES	-	-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

EXPENSES
Legal and Accounting	8,000	3,000
Business Plan Costs
General and Administrative	1,861	200
Professional Fees
Stock Transfer Fees
Commissions

TOTAL EXPENSES	9,861	3,200

PROFIT (LOSS) FROM OPERATIONS	(9,861)	(3,200)

OTHER INCOME (EXPENSE)
Interest Income
Bank Charges	(61)	101

PROFIT (LOSS) BEFORE INCOME TAXES	(9,922)	(3,099)

INCOME TAXES	-

NET INCOME (LOSS)	(9,922)	(3,099)
	===============	==================

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	(0.003)	(0.001)
	===============	==================

WEIGHTED AVERAGE NUMBER OF COMMON STOCK
SHARES OUTSTANDING, BASIC AND DILUTED	3,275,000	3,200,000
	===============	==================

The accompanying consolidated notes are an integral part of these financial statements

SELLCELL.NET
(A Development Stage Company)
Statement of Cash Flows

	For the three	Period from April 4, 2005
	months ended	(date of inception) to
	November 30, 2005	November 30, 2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	(9,922)	(13,021)
Adjustments to reconcile net loss to net cash provided (used)
by operating activities:
Decrease (Increase) in Prepaid Expenses	4,261	(941)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(5,661)	(13,962)

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES	-
Sale of Common Stock	3,000	52,000

Net Increase (Decrease) in Cash	(2,661)	38,038

CASH, BEGINNING OF THE PERIOD	40,699	-

CASH, END OF THE PERIOD	38,038	38,038
	=================	===================

The accompanying consolidated notes are an integral part of these financial statements

SELLCELL.NET
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2005
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended November  30, 2005 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period.  Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

The financial statements have, in management’s opinion, been properly prepared within the reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements.  The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Development Stage Activities
The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.  It is primarily engaged in the development of its website.

Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying financial statements, the Company has incurred a net loss of $13,021 for the period from April 4, 2004 (inception) to November 30, 2005, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and sales through its website.  Management has no plans yet in regards to seeking the additional capital it will require. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Provision for Taxes
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the reporting period.  Actual results could differ from these estimates.

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”).  Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.  A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At November 30, 2005, the Company had net deferred tax assets calculated at an expected combined state and federal rate of 41% of approximately $5,339 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at November 30, 2005.  The significant components of the deferred tax asset at November 30 and August 31, 2005 were as follows:

	November 30, 2005	August 31, 2005

Net operating loss carryforward	$ 13,021	$ 3,099

Deferred Tax asset	$ 5,339	$ 1,271
Deferred Tax asset valuation allowance	(5,339)	(1,271)

Net Deferred Tax Assets	$ -	$ -
	=============	============

At November 30, 2005, the Company has net operating loss carryforwards of approximately $13,021, which expire in the years 2025 and 2026.  The change in the allowance account from August 31, 2005 to November 30, 2005 was an increase of $9,922.

NOTE 3 – COMMON STOCK

During the three months ended November 30, 2005 the Company issued 150,000 shares of common stock. The shares were subscribed for on September 8, 2005 for cash of $3,000.

ITEM 2.          Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

sellcell.net ("sellcell") was incorporated in Nevada as a development stage company on April 4, 2005 with a mission to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (cell) phones.  We will strive to gain a large number of postings of cell phones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that will appeal to a broad market of interested buyers.  Our site will also offer a wide variety of tools and information to assist them in making secure, informed buying and selling decisions.  Through posting a large selection of different models, styles, and price points for cell phones, having a state-of-the-art website with a complete set of information and tools, and initiating a comprehensive marketing effort, we intend to make a clear value proposition to both buyers and sellers versus traditional retail stores and other online entities and brand our site as a primary source for those seeking to buy and sell cell phones.

We have commenced development work on our website, and expect to launch the completed website by early April 2006. The company has redesigned its logo and we are working towards promotional products.

PLAN OF OPERATIONS

Our business plan is to continue with the design and construction of our website. We also intend to establish a merchant relationship with Paypal.

Our initial budget for phase one, the development of our website, has been expanded from $5,000 to $20,000.  The full version of the sellcell.net web site is expected to be complete and fully functioning by early April, 2005.  We anticipate no issues or problems in establishing our relationship with Paypal in a very timely manner.

The second phase of our operating plan is expected to be devoted to instituting an aggressive marketing effort to gain initial listings of used cell phones.  We expect our President, Christopher Bates, will spearhead this effort.  Due to the nature of the costs involved and the fact that Mr. Bates will not be receiving a salary at this time, we expect expenses related to phase two to be less than $10,000.  We expect to begin phase two upon the launch of the completed website, and expect it to last approximately 2 months after which we will evaluate its effectiveness.

Our current cash position will satisfy the requirements of the first and second phase of our business plan.

If we are successful with our business plan and we begin to produce sales from our website, we will institute phase three of our business plan, which may involve hiring one or more additional staff to handle increased demands site monitoring, data entry, and customer support.  There may be additional demands placed on the company for website development and the need to broaden our management team.  Depending on availability of funds and the opportunities we believe are available to us, we may also hire additional marketing personnel to access additional sales and distribution channels.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing or profits from sales commissions through our website. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We plan to offer and sell our common shares and/or arrange for debt financing in order to fund our business operations.  There can be no assurance that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we may be required to curtail operations significantly.  Issuances of additional shares will result in dilution to our existing shareholders.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our grocery distribution business, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2005, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Christopher Bates. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended November 30, 2005 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II

Item 1.                Legal Proceedings

We are not party to any legal proceedings.

Item 2.                Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended November 30, 2005.

(b)        Use of Proceeds.  We will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holders pursuant to our Registration Statement of Form SB-2, File No. 333- 129224.

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending November 30, 2005.

Item 5.                Other Information

There were no material changes to the procedures by which security holders may recommend nominees to the registrant's board of directors.

Item 6.                Exhibits and Reports on Form 8K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended November 30, 2005 and has not filed any Current Reports on Form 8-K since November 30, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELLCELL.NET

By:       /s/ Christopher Bates         .
            Christopher Bates, President,
            Chief Executive Officer and
            Chief Financial Officer Director

            Date: January 11, 2006