Form 10QSB
period 2006-02-28
sellcell.net
filed 2006-04-13
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended February 28, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.3,350,000 shares of common stock as of April 13, 2006

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.          Financial Statements

The following consolidated interim unaudited financial statements of sellcell.net (the “Company”) for the three month period ended February 28, 2006 are included with this Quarterly Report on Form 10-QSB:

  Consolidated Balance Sheets as of February 28, 2006 and August 31, 2005;

  Consolidated Statements of Operations for the three months ended February 28, 2006, and for the six months ended February 28, 2006, and for the period from April 4, 2005 (date of inception) to February 28, 2006;

  Consolidated Statements of Cash Flows for the three months ended February 28, 2006, and for the six months ended February 28, 2006, and for the period from April 4, 2005 (date of inception) to February 28, 2006; and

  Notes to Financial Statements.

SELLCELL.NET
(A Development Stage Company)
Balance Sheet

	February 28, 2006		August 31, 2005
	(unaudited)

ASSETS

CURRENT ASSETS
Cash	$26,224		$40,699
Prepaid Expenses	501		5,000

TOTAL ASSETS	$26,725		$45,699
	===============		===============

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accounts Payable	$174	$
Sales Tax Payable
Commissions Payable - related party

	$174		$-

TOTAL LIABILITIES	$174		$-

STOCKHOLDERS' EQUITY
Common Stock, $.01 stated value; 75,000,000
shares authorized; 3,350,000 shares outstanding	$33,500		$30,500
Contributed Capital	18,298		18,298
Accumulated Deficit	(25,247)		(3,099)

	$26,551		$45,699

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,725		$45,699
	===============		===============

The accompanying notes are an integral part of these financial statements

SELLCELL.NET
(A Development Stage Company)
Statement of Operations
	For the three	For the six	Period from April 4, 2005
	months ended	months ended	(date of inception) to
	February 28, 2006	February 28, 2006	February 28, 2006
	(unaudited)	(unaudited)	(unaudited)

SALES	-	-	-
COST OF GOODS SOLD	$-	$-	$-

GROSS PROFIT	-	-	-

EXPENSES
Legal and Accounting	$1,800	$9,800	$12,800
Business Plan Costs
General and Administrative	238	2,092	2,292
Professional Fees		10,000	10,000
Stock Transfer Fees		174	174
Commissions

TOTAL EXPENSES	$12,038	$22,066	$25,266

PROFIT (LOSS) FROM OPERATIONS	$(12,038)	$(22,066)	$(25,266)

OTHER INCOME (EXPENSE)
Interest Income
Bank Charges	(21)	(82)	(19)

PROFIT (LOSS) BEFORE INCOME TAXES	$(12,058)	$(22,148)	$(25,247)

INCOME TAXES		-

NET INCOME (LOSS)	$(12,058)	$(22,148)	$(25,247)
	=============	=============	==============

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$(0.004)	$(0.007)	$(0.008)
	=============	=============	==============

WEIGHTED AVERAGE NUMBER OF
COMMON STOCK SHARES OUTSTANDING,
BASIC AND DILUTED	3,275,000	3,275,000	3,263,000
	=============	=============	==============

The accompanying notes are an integral part of these financial statements

SELLCELL.NET
(A Development Stage Company)
Statement of Cash Flows

	For the three	For the six	Period from April 4,2005
	months ended	months ended	(date of inception) to
	February 28, 2006	February 28, 2006	February 28, 2006
	(unaudited)	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(12,058)	$(22,148)	$(25,247)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Decrease (Increase) in Prepaid Expenses	70	4,499	(501)
Increase (Decrease) in Accounts Payable	174	174	174

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$(11,814)	$(17,475)	$(25,574)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock		3,000	51,798

Net Increase (Decrease) in Cash	$(11,814)	$(14,475)	$26,224

CASH, BEGINNING OF THE PERIOD	38,038	40,699	-

CASH, END OF THE PERIOD	$26,224	$26,224	$26,224
	=============	=============	===============

The accompanying notes are an integral part of these financial statements

SELLCELL.NET
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2006
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2005.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three month period ended February 28, 2006 are not necessarily indicative of the results that may be expected for the year ending August 31, 2006.

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

As shown in the accompanying financial statements, the Company has incurred a net loss of $25,247 for the period from April 4, 2004 (inception) to February 28, 2006, and has no sales.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and sales through its website.  Management has no plans yet in regards to seeking the additional capital it will require. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

At February 28, 2006, the Company had net deferred tax assets calculated at an expected combined state and federal rate of 41% of approximately $10,351 principally arising from net operating loss carryforwards for income tax purposes.  As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at February 28, 2006.  The significant components of the deferred tax asset at February 28, 2006 and August 31, 2005 were as follows:

	February 28, 2006	August 31, 2005

Net operating loss carryforward	$ 25,247	$ 3,099

Deferred Tax asset	$ 10,351	$ 1,271
Deferred Tax asset valuation allowance	(10,351)	(1,271)

Net Deferred Tax Assets	$ -	$ -
	=============	=============

At February 28, 2006, the Company has net operating loss carryforwards of approximately $25,247, which expire in the years 2025 and 2026.  The change in the allowance account from August 31, 2005 to February 28, 2006 was an increase of $9,080.

NOTE 3 – COMMON STOCK

During the six months ended February 28, 2006 the Company issued 150,000 shares of common stock. The shares were subscribed for on September 8, 2005 for cash of $3,000.

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

We have commenced development work on our website, and expect to launch the completed website by early June 2006. The company has redesigned its logo and we are working towards promotional products.

PLAN OF OPERATIONS

Our business plan is to continue with the design and construction of our website. We also intend to establish a merchant relationship with Paypal.

Our initial budget for phase one, the development of our website, has been expanded from $5,000 to $20,000.  The full version of the sellcell.net web site is expected to be complete and fully functioning by early June, 2006.  We anticipate no issues or problems in establishing our relationship with Paypal in a very timely manner.

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

ITEM 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Christopher Bates. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended February 28, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended February 28, 2006.

(b)        Use of Proceeds.  We will not receive any proceeds from the sale of shares of our common stock being offered by the selling security holders pursuant to our Registration Statement of Form SB-2, File No. 333- 129224.

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ending February 28, 2006.

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

(b) Reports on Form 8-K.

The Company did not file any Current Reports on Form 8-K during the three month period ended February 28, 2006 and has not filed any Current Reports on Form 8-K since February 28, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SELLCELL.NET

By:       /s/ Christopher Bates         .
            Christopher Bates, President,
            Chief Executive Officer and
            Chief Financial Officer Director

Date: April 13, 2006