Form 10KSB
period 2006-08-31
sellcell.net
filed 2006-12-15
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

[  ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-51633

SELLCELL.NET
(Name of small business issuer in its charter)

Nevada                                                      98-0461698
(State or other jurisdiction of                        (I.R.S. Employer Identification No.)
incorporation or organization)

Sellcell.net
2470 St Rose Pkwy, Suite 304
Henderson, Nevada  89074
(Address of principal executive offices)

Issuer’s telephone number

514-1540 West 2nd Ave
Vancouver, BC, V6J 1H2
(Former address of principal executive offices)

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class                                                     Name of each exchange on which
to be so registered                                                           each class is to be registered

None                                                                                       None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                               No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes      X                               No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ____   No      X

State issuer’s revenues for its most recent fiscal year:         Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$36,000 as at December 1, 2006 based on the last sale’s price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,350,000 shares of common stock as at December 1, 2006

TABLE OF CONTENTS

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND   FINANCIAL DISCLOSURES.................................................................................................. 20

ITEM 8A:  CONTROLS AND PROCEDURES………………………………………………..……..21

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS..... 22

ITEM 10:  EXECUTIVE COMPENSATION....................................................................................... 23

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

Sellcell.net ("sellcell") was incorporated in Nevada as a development stage company on April 4, 2005 with a mission to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (cell) phones.  Since its inception, the Company has strived to gain a large number of postings of cell phones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that will appeal to a broad market of interested buyers.

Commencing in December 2006, the Company has embarked on an aggressive transition from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to diabetic patients.

On December 6, 2006, the Company entered into a joint venture arrangement with Safe-com.  Under this arrangement, the Company will retain 50% ownership of the newly created joint venture in return of an investment of $1,250,000 USD.  Safe-com, will transfer:  All received trade marks or trade marks which are currently in approval for GlucoTel, all patent applications for GlucoTel, the IP Rights and Source Code for the GlucoTel Software running on the mobile phones, the IP Rights and Source Code for the Webserver and Portal, the design prototype, the rights for the design of the meter, the negotiated contracts with the manufacturers of the meter and the strip manufacturer, the working prototypes of the meter, all marketing and promotional equipment (booth, roll ups, flyer, etc.) and all blueprints and architectural studies of the glucose meter.

Should the joint venture meet certain established benchmarks, the Company will then invest an additional $1,250,000 USD into the joint venture.

The joint venture will be incorporated in the state of Nevada under the name GlucoTel Scientific, Inc.(“GlucoTel”).

GlucoTel will have as a mission to become a market leader in providing innovative higher quality diabetes monitoring products and services to diabetic patients and their physicians.

Products and services

GlucoTel will be the first product to be introduced into the United States.  The Bluetooth capable blood glucose meter is smaller and easier to use than any other meter currently being offer in the market.  Our device will be small enough to be able to be carried on a key chain.  The button-less meter reads blood glucose levels and sends the results wirelessly through the patient’s cellular phone directly into a web portal that tracks and manages this data.    Furthermore, the GlucoTel device is also able to transmit meal and physical activity data via the cell phone.  The data is then able to be viewed by the patient and the physician to be able to assess and make decisions based on the data as frequently as desired.

A further service that will be offered is the provision of an online store link on the website where users can log into and re-order supplies.

Market

Diabetes is a chronic problem that affects more than 171 million people world wide and more than 20 million in the United States.  In 2003, treatment and management of the disease accounted for 6.2 percent of United States Healthcare spending or $105 billion.  Over the next decade, the number of diabetic patients is projected to expand at a rapid annual pace due to the following: evolving demographic patterns that will boost the number of individuals in diabetes-vulnerable age groups, the expanding prevalence of obesity will lead to a substantial rise in the incidence of Type II diabetes, and the upgrade of consumer health awareness programs will reduce the percentage of diabetic conditions that remain undiagnosed.

There are two main types of diabetes:

  Type I diabetes: this type of diabetes accounts for about 5-10% of all diagnosed diabetes.  It develops most often in children and young adults, which is why it used to be called “juvenile diabetes”.  Type I is an autoimmune disease, which means that the immune system does not work properly.  Type I patients must take insulin injections because without insulin, the body can’t use sugar and fat broken down from the food you eat.  When sugar can’t get into your cells, your blood sugar rises and causes extensive damage to your internal organs.

  Type II diabetes: this type of diabetes differs from Type I in that the body can produce some insulin but not enough.  This severe disease can cause organ failure, blindness, and loss of limbs.  Treatment differs at various stages of this disease and can consist of: losing weight, eating properly and exercising or taking oral or injected medications.

  Based on rapid increases in the number of patients served, diabetes care products are projected to fare well in the US marketplace.

  Diabetes monitoring products and therapies encompass three very competitive segments, each with a large contingent of participants that range in size from giant multinational corporations to small, revenue-challenged developmental stage firms.  Upwards of 300 companies are active to at least some extent in the business.

  Marketing Strategy

  GlucoTel Scientific will implement a phase-managed marketing strategy to incrementally target the major US market segments for blood glucose monitors.  Initially, GlucoTel Scientific will market GlucoTel to the primary health care market, focusing on an identifiable group of decision makers responsible for purchasing, distribution and continuity of care within HMO structured hospitals with an in-house pharmacy service.  This marketing strategy will target HMO’s located regionally across the continental US.  Following this initial market penetration, focused at a defined market patient population, GlucoTel Scientific will market GlucoTel to the home health care market.  The home health care is a much broader group of patients served by physician practices and the chain pharmacy retailers.  This second phase of the marketing strategy requires greater promotional advertising, sales and distribution resources, while taking advantage of product recognition and experience gained in the initial phase.

  Competition

  Diabetes monitoring products include competition segments with a broad group of members ranging in size from giant multinational corporations to small revenue challenged firms in the initial stages of development.  The largest industry competitors actively marketing blood glucose monitoring devices include Abbott Laboratories, Bayer, Johnson & Johnson and Roche Holding.  Blood glucose monitors sold by these competitors account for over 90 percent of sales within the market.  These companies achieved their leading positions by initially concentrating on one or two product lines of strength and then diversifying into new areas through internal development, acquisitions and/or collaborative agreements.

  Personnel

  The Company currently has no employees other than its President and CEO.  GlucoTel will employ 1 employee in the immediate future to manage the execution of the business plan.  We intend to use the services of consultants to perform various professional services where cost-beneficial. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

  Registrant Information

  We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

  ITEM 2:  DESCRIPTION OF PROPERTY

  We do not currently maintain an executive office but rather utilize a mail service for our corporate correspondence at 2470 St. Rose Pkwy, Suite 304, Henderson, Nevada, 89074.

  ITEM 3:  LEGAL PROCEEDINGS

  There are no legal proceedings pending or threatened against us.

  ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

  PART II

  ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Market Information

  Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol SLCN. However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

  We have 34 shareholders of record as at the date of this annual report.

  Dividends

  There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:
    we would not be able to pay our debts as they become due in the usual course of business; or

    our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

  We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

  ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

  With the exception of historical matters, the matters discussed herein are forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements concerning anticipated trends in revenues and net income, the date of award or completion of our projects, projections concerning operations and available cash flow. Actual results and events could differ materially from those projected, anticipated, or implicit, in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report. The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto appearing elsewhere herein.

  The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

  Critical Accounting Policies

  We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 1 to the Financial Statements), the following are critical accounting policies, which may involve a higher degree of judgment, complexity and estimates.

  Revenue Recognition

  The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

  Estimates

  The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of August 31, 2006, and expenses for the periods ended August 31, 2006, and 2005, and cumulative from inception.  Actual results could differ from those estimates made by management.

  Our plan of operation for the next twelve months is to concentrate on participating on the execution of the business plan of GlucoTel.  The Company will no longer concentrate on the creation of a platform to facilitate transactions between buyers and sellers of new and used cellular telephones.

  GlucoTel will concentrate on securing the required approvals and launch its marketing plans for the GlucoTel product.

  Going Concern

  We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our new business plan. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

  Results of Operations For Fiscal Year Ended August 31, 2006

  We have not earned any revenues from our incorporation on April 4, 2005 to August 31, 2006.  We do not anticipate earning revenues unless our Joint Venture enters into commercial production of the GlucoTel product and will then only realize revenues based on our percentage of ownership.

  We incurred operating expenses in the amount of $52,548 for the fiscal year ended August 31, 2006. These operating expenses were comprised of legal and accounting fees of $14,700, general administrative costs of $11,368 and professional fees $26,480.

  We have not attained profitable operations, have no cash resources, and are dependent upon obtaining financing to pursue activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

  ITEM 7:  FINANCIAL STATEMENTS

  SELLCELL.NET
   (A DEVELOPMENT STAGE COMPANY)

  INDEX TO FINANCIAL STATEMENTS
  AUGUST 31, 2006, AND 2005

  Report of Registered Independent Auditors........................................................................ 10

  Financial Statements-

     Balance Sheet as of August 31, 2006.............................................................................. 11

     Statements of Operations for the Period Ended
              August 31, 2006, and 2005, and Cumulative from Inception................................... 12

     Statement of Stockholders’ Equity for the Period from Inception
              Through August 31, 2006...................................................................................... 13

     Statements of Cash Flows for the Period Ended August 31, 2006,
              and 2005, and Cumulative from Inception.............................................................. 14

     Notes to Financial Statements August 31, 2006 and 2005............................................... 15

  REPORT OF REGISTERED INDEPENDENT AUDITORS

  To the Board of Directors and Stockholders
  of SellCell.Net:

  We have audited the accompanying balance sheet of SellCell.Net (a Nevada corporation in the development stage) as of August 31, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended August 31, 2006, and from inception (April 4, 2005) through August 31, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SellCell.Net as of August 31, 2006, and the results of its operations and its cash flows for each of the two years in the period ended August 31, 2006, and from inception (April 4, 2005) through August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

  The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of August 31, 2006, the Company had negative working capital of $3,849, and the Company had no cash resources to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Respectfully submitted,

  /s/  Davis Accounting Group P.C.

  Cedar City, Utah,
  December 13, 2006

SELLCELL.NET
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF AUGUST 31, 2006

ASSETS
2006

Current Assets:
Cash in bank	$ -
Prepaid expenses	501

Total current assets	501

Total Assets	$ 501
=============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$ 350
Accrued liabilities	4,000

Total current liabilities	4,350

Total liabilities	4,350

Commitments and Contingencies

Stockholders' (Deficit):
Common stock, par value $.001 per share, 75,000,000 shares
authorized; 3,350,000 shares issued and outstanding	3,350
Additional paid-in capital	48,650
(Deficit) accumulated during the development stage	(55,849)

Total stockholders' (deficit)	(3,849)

Total Liabilities and Stockholders' (Deficit)	$ 501
=============

The accompanying notes to financial statements are
an integral part of this balance sheet.
11

SELLCELL.NET
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIODS ENDED AUGUST 31, 2006, AND 2005,
AND CUMULATIVE FROM INCEPTION (APRIL 4, 2005)
THROUGH AUGUST 31, 2006

			Cumulative
	Periods Ended August 31,		From
	2006	2005	Inception

Revenues	$ -	$ -	$ -

Cost of Goods Sold	-	-	-

Gross Profit	-	-	-

Expenses:
General and administrative-
Legal and accounting fees	14,700	3,200	17,900
Professional fees	26,480	-	26,480
Other generation and administrative expenses	11,368	101	11,469

Total general and administrative expenses	52,548	3,301	55,849

(Loss) from Operations	(52,548)	(3,301)	(55,849)

Other Income (Expense)	-	-	-

Provision for income taxes	-	-	-

Net (Loss)	$ (52,548)	$ (3,301)	$ (55,849)
	============	============	============
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$ (0.02)	$ (0.00)
	============	============	============
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,340,959	1,600,000
	============	============	============

The accompanying notes to financial statements are
an integral part of these statements.
12

SELCELL.NET
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (APRIL 4, 2005)
THROUGH AUGUST 31, 2006

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals

Balance - April 4, 2005	-	$ -	$ -	$ -	$ -

Common stock issued for cash	3,050,000	3,050	45,950	-	49,000

Net (loss) for the period	-	-	-	(3,301)	(3,301)

Balance - August 31, 2005	3,050,000	3,050	45,950	(3,301)	45,699

Common stock issued for cash	300,000	300	2,700	-	3,000

Net (loss) for the period	-	-	-	(52,548)	(52,548)

Balance - November 30, 2006	3,350,000	$ 3,350	$ 48,650	$ (55,849)	$ (3,849)
	==========	=========	=========	============	=========

  The accompanying notes to financial statements are
  an integral part of these statements.

SELLCELL.NET
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIODS ENDED AUGUST 31, 2006, AND 2005,
AND CUMULATIVE FROM INCEPTION (APRIL 4, 2005)
THROUGH AUGUST 31, 2006

			Cumulative
	Periods Ended August 31,		From
	2006	2005	Inception

Operating Activities:
Net (loss)	$ (52,548)	$ (3,301)	$ (55,849)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Prepaid expenses	4,499	(5,000)	(501)
Accounts payable - Trade	350	-	350
Accrued liabilities	4,000	-	4,000

Net Cash (Used in) Operating Activities	(43,699)	(8,301)	(52,000)

Investing Activities:
Cash provided by investing activities	-	-	-

Net Cash Provided by Investing Activities	-	-	-

Financing Activities:
Issuance of common stock for cash	3,000	49,000	52,000

Net Cash Provided by Financing Activities	3,000	49,000	52,000

Net Increase in Cash	(40,699)	40,699	-

Cash - Beginning of Period	40,699	-	-

Cash - End of Period	$ -	$ 40,699	$ -
	============	============	============

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ -	$ -	$ -
	============	============	============
Income taxes	$ -	$ -	$ -
	============	============	============

  The accompanying notes to financial statements are
  an integral part of these statements.

  (1)     Summary of Significant Accounting Policies

         Basis of Presentation and Organization

  SellCell.Net (“SellCell” or the “Company”) is a Nevada corporation in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of Nevada on April 4, 2005.  Through October 2006, the proposed business plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones.  Since its inception, the Company has strived to gain a large number of postings of cell telephones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that would appeal to a broad market of interested buyers.  However, commencing in November 2006, the Company embarked on an aggressive transition from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to diabetic patients.

  In December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system.  Under the Joint Venture arrangement, the Company will retain fifty (50) percent ownership of the Joint Venture in return for an investment of $1,250,000.  Safe-com will transfer to the Joint Venture all received trade marks or trade marks which are currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter.

  The accompanying financial statements of SellCell were prepared from the accounts of the Company under the accrual basis of accounting.

       Cash and Cash Equivalents

  For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

       Revenue Recognition

  The Company is in the development stage and has yet to realize revenues from operations.  Once the Company has commenced operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

       Loss per Common Share

  Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended August 31, 2006.

       Income Taxes

  The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

  The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carryforward period under the Federal tax laws.

  Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

       Fair Value of Financial Instruments

  The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of August 31, 2006, the carrying value of accounts payable – trade, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

       Deferred Offering Costs

  The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

       Common Stock Registration Expenses

  The Company considers incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions.  As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

       Estimates

  The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of August 31, 2006, and expenses for the periods ended August 31, 2006, and 2005, and cumulative from inception.  Actual results could differ from those estimates made by management.

  (2)     Development Stage Activities and Going Concern

  The Company is currently in the development stage, and has no operations.  Through October 2006, the proposed business plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones.  Since its inception, the Company has strived to gain a large number of postings of cell telephones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that would appeal to a broad market of interested buyers.  To that end, the Company has conducted capital formation activities, and completed a Registration Statement with the SEC.  However, commencing in November 2006, the Company embarked on an aggressive transition from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to diabetic patients.

  In December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system.  Under the Joint Venture arrangement, the Company will retain fifty (50) percent ownership of the Joint Venture in return for an investment of $1,250,000.  Safe-com will transfer to the Joint Venture all received trade marks or trade marks which are currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter.

  The Company filed a Registration Statement with the Securities and Exchange Commission (“SEC”) to register 1,850,000 shares of its common stock for resale by selling stockholders of the Company.  The Registration Statement filed with the SEC was declared effective on November 14, 2005.  The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

  The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of August 31, 2006, the Company had negative working capital of $3,849, and the Company had no cash resources to meet its current business plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

  (3)     Common Stock

  On September 12, 2005, the Company issued 300,000 shares of common stock at a price of $0.01 per share for cash proceeds of $3,000.

  In August 2005, the Company issued 1,550,000 shares of common stock pursuant to a Private Placement Offering at a price of $0.022 per share for cash proceeds of $34,000.

  On May 27, 2005, the Company issued 1,500,000 shares of common stock pursuant to a Private Placement Offering at a price of $0.01 per shares for cash proceeds of $15,000.

  (4)     Income Taxes

  The provision (benefit) for income taxes for the periods ended August 31, 2006, and 2005, were as follows (assuming a 15% effective tax rate):

	2006	2005

Current Tax Provision:
Federal-
Taxable income	$ -	$ -

Total current tax provision	$ -	$ -
	=========	=========
Deferred Tax Provision:
Federal-
Loss carryforwards	$ 7,900	$ 500
Change in valuation allowance	(7,900)	(500)

Total deferred tax provision	$ -	$ -
	=========	=========

   The Company had deferred income tax assets as of August 31, 2006, as follows:

2006

Loss carryforwards	$ 8,400
Less - Valuation allowance	(8,400)

Total net deferred tax assets	$ -
=========

  The Company provided a valuation allowance equal to the deferred income tax assets for the period ended August 31, 2006, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

  As of August 31, 2006, the Company had approximately $55,850 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2026.

  (5)     Recent Accounting Pronouncements

  In July 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft of a proposed interpretation, “Accounting for Uncertain Tax Positions – an Interpretation of SFAS Statement No. 109,” (“SFAS No. 109”).  This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations.  It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions.  The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit.  The interpretation defines “probable” as it is defined in SFAS No. 5, “Accounting for Contingencies.”  The FASB has not established an effective date for the interpretation.  The Company is currently reviewing the effect, if any, that the proposed guidance would have on its financial statements.

  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”). This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

  In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” (“SFAS No. 156”), which amends SFAS No. 140,” Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:  (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

  In June 2006, the FASB issued SFAS Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB No. 109.  The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  Earlier application of the provisions of FIN 48 is encouraged if the enterprise has not yet issued financial statements, including interim financial statements, in the period this Interpretation is adopted.  The Company is currently reviewing the effect, if any, that this new guidance with have on its financial statements.

  (6)     Subsequent Event

  In December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system.  Under the Joint Venture arrangement, the Company will retain fifty (50) percent ownership of the Joint Venture in return for an investment of $1,250,000.  Safe-com will transfer to the Joint Venture all received trade marks or trade marks which are currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter.

  ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On October 9, 2006, John Kinross-Kennedy, CPA’s engagement as the Registrant’s principal independent accountants was mutually terminated.  Such termination was recommended and approved by the Registrant’s Board of Directors.

  The reports of John Kinross-Kennedy, CPA on the financial statements for the year ended August 31, 2005 contained no adverse opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  In addition, during the Registrant’s fiscal year ended August 31, 2005 and through October 9, 2006 there were no disagreements with John Kinross-Kennedy, CPA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, with disagreements, if not resolved to the satisfaction of John Kinross-Kennedy, CPA, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  None of the reportable events set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B occurred within the Registrant’s fiscal year ended August 31, 2005 nor through October 9, 2006.

  We engaged Davis Accounting Group P.C. (“Davis”), as our new independent accountant on October 30, 2006. We did not consult with Davis prior to the date of engagement regarding the application of accounting principles, the type of audit opinion that might be rendered by it any other similar matter.  The decision to retain Davis Accounting Group P.C. was recommended and approved by the Registrant’s Board of Directors.

  ITEM 8A:  CONTROLS AND PROCEDURES

  Evaluation of Disclosure Controls

  We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer, Benny Lee.

  Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

  Limitations on the Effective of Controls

  Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

  Conclusions

  Based upon his evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

  PART III

  ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

  Directors:

Name of Director	Age
Benny Lee	47

  Executive Officers:

Name of Officer	Age	Office
Benny Lee	47	President, Secretary, Treasurer and Chief Executive Officer

  Biographical Information

  Set forth below is a brief description of the background and business experience of our executive officer and director for the past six years.

  BENNY LEE was elected to our board of directors in November 2006.  Mr. Lee is currently employed as a controller for a major company in the real estate industry.  Mr. Lee comes with over 20 years of real estate experience in the accounting and finance field.  Mr. Lee has gained many years of accounting and management experience holding various positions for companies in the real estate industry.  His education includes British Columbia Institute of Technology specializing in real estate and finance.

  Section 16(A) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended October 31, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                                                     Number     Transactions     Known Failures
                                                                     Of  late      Not Timely             To File a
  Name and principal position                      Reports          Reported        Required Form
  Benny Lee                                                         0                 0                       0
  (President, Director
  Secretary and Treasurer)

  ITEM 10:  EXECUTIVE COMPENSATION

  The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended April 30, 2006.

		Annual Compensation				Long Term Compensation
Name (1)	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Benny Lee	President	2006	$0	0	0	0	0	0	0

  ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  The following table sets forth information regarding the beneficial ownership of our shares of common stock at November 8, 2006 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock	Morrison Holdings LLC.	1,500,000	44.78%
Common stock	All officers and directors as a group that consists of one person	-	-%

  The percent of class is based on 3,350,000 shares of common stock issued and outstanding as of the date of this prospectus.

  ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

  Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests.  In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

  ITEM 13:  EXHIBITS AND REPORTS

  Exhibits

  Exhibit
  Number     Description

   23.1         Auditors Consent
   31.1         Certification pursuant to Rule 13a-14(a) under the
                   Securities Exchange Act of 1934
   31.2         Certification pursuant to Rule 13a-14(a) under the
                   Securities Exchange Act of 1934
   32.1         Certification pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002
   32.2         Certification pursuant to 18 U.S.C. Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002

  Reports on Form 8-K

  We did not file any reports on Form 8-K during the last fiscal quarter of 2006.

  ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

  Our former principal accountant John Kinross-Kennedy, CPA rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                        Fiscal year ended   Fiscal year ended
                                        August 31, 2005      August 31, 2006
  Audit fees                                    •                              •
  Audit-related fees                        •                              •
  Tax fees                                    Nil                            Nil
  All other fees                             Nil                            Nil

  Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

  SIGNATURES

  In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  By        /s/ Benny Lee
              Benny Lee
              President, CEO, Secretary & Director
              Date: December 14, 2006