Form 10QSB
period 2006-11-30
BODYTEL SCIENTIFIC INC.
filed 2007-01-16
CIK 1341259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended November 30, 2006

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    000-51633

BodyTel Scientific, Inc.

(Name of small business issuer in its charter)

       NEVADA

98-0461698

(State or other jurisdiction of incorporation or organization)

            (I.R.S. Employer Identification No.)

                 2470 St. Rose Pkwy, Suite 304

V6J 1H2

             (Address of principal executive offices)                               (Zip Code)

506-872-4033

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.43,550,000 shares of common stock as of January 12, 2007

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.

Financial Statements

The following interim unaudited financial statements of BodyTel Scientific Inc. (the “Company”) for the three month period ended November 30, 2006 are included with this Quarterly Report on Form 10-QSB:

(a)

Balance Sheets as of November 30, 2006 and August 31, 2006;

(b)

Statements of Operations for the three months ended November 30, 2006,  and for the period from April 4, 2005 (date of inception) to November 30, 2006;

(c)

Statements of Cash Flows for the three months ended November 30, 2006, and for the period from April 4, 2005 (date of inception) to November 30, 2006; and

(d)

Notes to Financial Statements.

BODYTEL SCIENTIFIC, INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF NOVEMBER 30, 2006
(Unaudited)
ASSETS
2006
Current Assets:
Cash in bank	$-
Prepaid expenses	-
Total current assets	-
Total Assets	$-
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current Liabilities:
Accounts payable - Trade	$350
Accrued liabilities	6,300
Total current liabilities	6,650
Total liabilities	6,650
Commitments and Contingencies
Stockholders' (Deficit):
Common stock, par value $.001 per share, 75,000,000 shares
authorized; 3,350,000 shares issued and outstanding	3,350
Additional paid-in capital	48,650
(Deficit) accumulated during the development stage	(58,650)
Total stockholders' (deficit)	(6,650)
Total Liabilities and Stockholders' (Deficit)	$-

The accompanying notes are an integral part of these financial statements

BODYTEL SCIENTIFIC, INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIODS ENDED NOVEMBER 30, 2006, AND 2005,
AND CUMULATIVE FROM INCEPTION (APRIL 4, 2005)
THROUGH NOVEMBER 30, 2006
(Unaudited)
	Three-Month		Cumulative
	Periods Ended November 30,		From
	2006	2005	Inception
Revenues	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Expenses:
General and administrative-
Legal and accounting fees	2,300	8,000	20,200
Professional fees	-	-	26,480
Other generation and administrative expenses	501	1,922	11,970
Total general and administrative expenses	2,801	9,922	58,650
(Loss) from Operations	(2,801)	(9,922)	(58,650)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(2,801)	$(9,922)	$(58,650)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,350,000	3,275,000

The accompanying notes are an integral part of these financial statements

BODYTEL SCIENTIFIC, INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIODS ENDED NOVEMBER 30, 2006, AND 2005,
AND CUMULATIVE FROM INCEPTION (APRIL 4, 2005)
THROUGH NOVEMBER 30, 2006
(Unaudited)
	Three-Month		Cumulative
	Periods Ended November 30,		From
	2006	2005	Inception
Operating Activities:
Net (loss)	$(2,801)	$(9,922)	$(58,650)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
Changes in net assets and liabilities-
Prepaid expenses	501	4,261	-
Accounts payable - Trade	-	-	350
Accrued liabilities	2,300	-	6,300
Net Cash (Used in) Operating Activities	-	(5,661)	(52,000)
Investing Activities:
Cash provided by investing activities	-	-	-
Net Cash Provided by Investing Activities	-	-	-
Financing Activities:
Issuance of common stock for cash	-	3,000	52,000
Net Cash Provided by Financing Activities	-	3,000	52,000
Net Increase in Cash	-	(2,661)	-
Cash - Beginning of Period	-	40,699	-
Cash - End of Period	$-	$38,038	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BODYTEL SCIENTIFIC, INC.

(Formerly SellCell.Net)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended August 31, 2006.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three-month period ended November 30, 2006, are not necessarily indicative of the results that may be expected for the year ending August 31, 2007.

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

The accompanying financial statements of were prepared from the accounts of the Company under the accrual basis of accounting.

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

Development Stage Activities

BodyTel Scientific, Inc. (formerly SellCell.Net and the “Company”) is a Nevada

BODYTEL SCIENTIFIC, INC.

(Formerly SellCell.Net)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

corporation in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of Nevada on April 4, 2005.  Through October 2006, the proposed business plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones.  Since its inception, the Company has strived to gain a large number of postings of cell telephones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that would appeal to a broad market of interested buyers.  However, commencing in November 2006, the Company embarked on an aggressive transition from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to diabetic patients.  On December 18, 2006, the Company changed its name to BodyTel Scientific, Inc. to better reflect its current business plan.

In addition, in December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system.  Under the Joint Venture arrangement, the Company will retain fifty (50) percent ownership of the Joint Venture in return for an investment of $1,250,000.  Safe-com will transfer to the Joint Venture all received trade marks or trade marks which are currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any source of revenues to cover its operating costs, and as such, has incurred an operating loss of $56,650 since inception.  Further, as November 30, 2006, the Company had negative working capital of $4,650, and the Company had no cash resources to meet its current business plan.

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

BODYTEL SCIENTIFIC, INC.

(Formerly SellCell.Net)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development and sales.  Management’s plans and activities with regard to the formation of additional capital are described in Note 5.

NOTE 3 – INCOME TAXES

The provision (benefit) for income taxes for the periods ended November 30, 2006, was as follows (assuming a 15% effective tax rate):

2006

Current Tax Provision:
Federal-
Taxable income	$-

Total current tax provision	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$8,800
Change in valuation allowance	(8,800)

Total deferred tax provision	$-

The Company had deferred income tax assets as of November 30, 2006, as follows:

2006

Loss carryforwards	$8,800
Less - Valuation allowance	(8,800)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended November 30, 2006, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of November 30, 2006, the Company had approximately $58,650 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2026.

BODYTEL SCIENTIFIC, INC.

(Formerly SellCell.Net)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment to FASB Statement No. 140. Statement 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a service contract under certain situations. The new standard is effective for fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations or cash flows.

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

NOTE 5 – SUBSEQUENT EVENTS

In December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic

BODYTEL SCIENTIFIC, INC.

(Formerly SellCell.Net)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

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

On December 18, 2006 the Company changed its name form Sellcell.net to BodyTel Scientific Inc.

Also, on January 3, 2007, the Company effected at 13 to 1 forward split of its shares of common stock for the holders of record as of January 2, 2007.

On January 9, 2007, the Company issued 625,000 shares of its common stock in return for proceeds of $1,250,000.  The shares were issued pursuant to an exemption provided by Regulation S.

ITEM 2.

Management’s Discussion and Analysis or Plan of Operations

OVERVIEW

BodyTel Scientific Inc ("BodyTel") (formerly Sellcell.Net) was incorporated in Nevada as a development stage company on April 4, 2005, with a mission to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (cell) phones.  Since its inception, the Company has strived to gain a large number of postings of cell phones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that will appeal to a broad market of interested buyers.

Commencing in November 2006, the Company embarked on an aggressive transition from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to diabetic patients.

On December 6, 2006, the Company entered into a joint venture arrangement with Safe-com.  Under this arrangement, the Company will retain 50% ownership of the newly created joint venture in return of an investment of $1,250,000.  Safe-com, will transfer:  All received trade marks or trade marks which are currently in approval for GlucoTel, all patent applications for GlucoTel, the IP Rights and Source Code for the GlucoTel Software running on the mobile phones, the IP Rights and Source Code for the Web server and Portal, the design prototype, the rights for the design of the meter, the negotiated contracts with the manufacturers of the meter and the strip manufacturer, the working prototypes of the meter, all marketing and promotional equipment (booth, roll ups, flyer, etc.) and all blueprints and architectural studies of the glucose meter.

Should the joint venture meet certain established benchmarks, the Company will then invest an additional $1,250,000 into the joint venture.

The joint venture has been incorporated in the state of Nevada under the name GlucoTel Scientific, Inc. (“GlucoTel”) on December 1, 2006.

GlucoTel will have as a mission to become a market leader in providing innovative higher quality diabetes monitoring products and services to diabetic patients and their physicians.

PLAN OF OPERATIONS

During the next 12 months, the Company will focus on the further development and commercialization of the GlucoTel blood glucose meter through its joint venture agreement with Safe-com.  During this period, the Company expects to have completed and received all relevant patents, trademarks and regulatory approvals such as Federal Drug Administration and CE approvals from the European Union to begin distributing its product.

Glucotel has the following patents and trademarks: European Trademark- Glucotel (file number 005130687) granted on October 16, 2006, European Trademark Application- BodyTel (file number 005178827) applied for on July 4, 2006, European Trademark Application – Weighttel (file number 005179064) applied for on July 4, 2006, European Trademark Application – Pressuretel (file number 005179131) applied for on July 4, 2006 and European Patent Application –Diabetes Smartphone (file number 06006190.0) applied for on March 24, 2006.

The patents and trademarks to be filed include European Trademark Application – CardioTel and European Patent Application – Diabetes Webshop.

Our expenditures for the next 12 months are expected to include:

Research and Development:

         $   748,750

Employment costs

         $   272,500

Legal and accounting

         $   141,000

Travel

         $   125,000

Marketing

         $     50,000

Working capital

         $     58,250

Total

         $1,395,500

We expect to fund our expected expenditures from financings conducted either privately or through the public market. We cannot be sure that we will be successful at raising funds are we require them. If we cannot raise a total of $2,500,000, we will be in breach of our agreement with Safe-com. We cannot be sure what the terms of any successful capital raising will include, and the directors will have to consider market conditions when negotiating with potential brokers or investors. There are no current agreements in place for the raising of additional capital.

While the Company does not have a history of generating revenues, it believes that through its interest in GlucoTel Scientific, if its products are successful, it will have an opportunity to realize a potentially significant revenue stream through the sales of the blood glucose meter as well as the strips that are to be used to test a diabetic patient’s glucose level.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing or profits from sales commissions through our website. For these reasons our auditors stated in their report on our audited financial statements for the period ended August 31, 2006, that they have substantial doubt we will be able to continue as a going concern.

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

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our blood glucose monitor, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may”, “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

ITEM 3.  Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2006, being the date of our most recently completed fiscal quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Benny Lee. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended November 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II

Item 1.                Legal Proceedings

We are not party to any legal proceedings nor are we aware of any pending or threatened legal action.

Item 2.                Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended November 30, 2006.

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending November 30, 2006.

Item 5.                Other Information

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

(b) Reports on Form 8-K.

On November 9, 2006, the Registrant disclosed on Form 8-K that Sergio Almendros Pallares, the Company’s former President and Chief Executive Officer and Chief Financial Officer ,had tendered his resignation effective October 26, 2006.  Mr. Benny Lee was appointed the Registrant’s new President, Chief Executive Officer and Chief Financial Officer.

On November 9, 2006, the Registrant disclosed on Form 8-K that it had changed its Principal Independent Accountants.

On December 14, 2006, the Registrant disclosed on Form 8-K that it had entered into a Joint Venture agreement with Safe-com to develop and market the GlucoTel  Blood Glucose Monitor.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODYTEL SCIENTIFIC, INC.

By:

/s/ Benny Lee.

Benny Lee, President,

Chief Executive Officer and

Chief Financial Officer Director

Date: January 16, 2007.