Form 10KSB
period 2007-02-28
BODYTEL SCIENTIFIC INC.
filed 2007-06-20
CIK 1341259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended February 28, 2007

[    ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-51633

BODYTEL SCIENTIFIC INC.

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

Yes    X                               No      _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes      X                               No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  _  ___   No      X

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

$8,904,000 as at February 28, 2008 based on the last sale’s price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

3,975,000 shares of common stock as at February 28, 2007

TABLE OF CONTENTS

              Page

ITEM 1:  DESCRIPTION OF BUSINESS

4

ITEM 2:  DESCRIPTION OF PROPERTY

9

ITEM 3:  LEGAL PROCEEDINGS

9

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

9

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

9

ITEM 6:  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

9

ITEM 7:  FINANCIAL STATEMENTS

10

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

                FINANCIAL DISCLOSURES

19

ITEM 8A:  CONTROLS AND PROCEDURES

20

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

21

ITEM 10:  EXECUTIVE COMPENSATION

21

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

22

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

22

ITEM 13:  EXHIBITS AND REPORTS

22

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

23

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

In General

Bodytel Scientific Inc. ("Company") was incorporated in Nevada as a development stage company on April 4, 2005, with a mission to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (cell) phones.  Since its inception, the Company has strived to gain a large number of postings of cell phones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that will appeal to a broad market of interested buyers.

Commencing in December 2006, the Company embarked on an aggressive transition in its Business Plan from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to marketing state-of-the-art monitoring products and services to diabetic patients.

On December 6, 2006, the Company entered into a joint venture arrangement with Safe-com GmbH & Co. KG (“Safe-com”).  Under this arrangement, the Company retained 50% ownership of the joint venture under the name of GlucoTel Scientific, Inc., a Nevada corporation ("GlucoTel Scientific"), in return for an investment of $1,250,000 USD.  Safe-com transferred to the joint venture:  All received trade marks or trade marks which are currently in approval for GlucoTel, all patent applications for GlucoTel, the IP Rights and Source Code for the GlucoTel Software running on the mobile phones, the IP Rights and Source Code for the Webserver and Portal, the design prototype, the rights for the design of the meter, the negotiated contracts with the manufacturers of the meter and the strip manufacturer, the working prototypes of the meter, all marketing and promotional equipment (booth, roll ups, flyer, etc.) and all blueprints and architectural studies of the glucose meter.  Safe-com, for the transfer of the assets to the joint venture, also obtained a 50% interest and was reimbursed $265,000 in research and development expenses by the joint venture.

Should the joint venture meet certain established benchmarks, the Company will then invest an additional $1,250,000 USD into the joint venture.

GlucoTel Scientific will have as a mission to become a market leader in providing innovative higher quality diabetes monitoring products and services to diabetic patients and their physicians, (the “GlucoTel Product”).

The Company changed its name from SellCell.Net to Bodytel Scientific Inc. effective December 13, 2006.

Products and services

The GlucoTel Product, initially consisting of a Bluetooth capable blood glucose meter, will be the first product to be introduced into the United States.  The GlucoTel Product is smaller and easier to use than any other meter currently being offered in the market.  Our device will be small enough to be able to be carried on a key chain.  The button-less meter reads blood glucose levels and sends the results wirelessly through the patient’s cellular phone directly into a web portal that tracks and manages this data.    Furthermore, the GlucoTel device is also able to transmit meal and physical activity data via the cell phone.  The data is then able to be viewed by the patient and the physician to be able to assess and make decisions based on the data as frequently as desired.

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

•

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

•

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

Marketing Strategy

GlucoTel Scientific will implement a phase-managed marketing strategy to incrementally target the major US market segments for blood glucose monitors.  Initially, GlucoTel Scientific will market the GlucoTel Product to the primary health care market, focusing on an identifiable group of decision makers responsible for purchasing, distribution and continuity of care within HMO structured hospitals with an in-house pharmacy service.  This marketing strategy will target HMO’s located regionally across the continental US.  Following this initial market penetration, focused at a defined market patient population, GlucoTel Scientific will market the GlucoTel Product to the home health care market.  The home health care is a much broader group of patients served by physician practices and the chain pharmacy retailers.  This second phase of the marketing strategy requires greater promotional advertising, sales and distribution resources, while taking advantage of product recognition and experience gained in the initial phase.

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

Personnel

The Company currently has no employees other than its President and CEO.  GlucoTel Scientific employs 1 person to manage the execution of the business plan.  We use the services of consultants to perform various professional services where cost-beneficial. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Stock Exchange Listing

The Company is currently listed in the United States on the Over the Counter Bulletin Board (OTCBB) and in Germany on the Frankfurt Stock Exchange.

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

We have 34 shareholders of record as of the date of this annual report.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.

we would not be able to pay our debts as they become due in the usual course of business; or

2.

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

Critical Accounting Policies

We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 1 to the Financial Statements), the following is a critical accounting policy, which may involve a higher degree of judgment, complexity and estimates.  Our plan of operation for the next twelve months is to concentrate on participating on the execution of the business plan of GlucoTel Scientific.  The Company will no longer concentrate on the creation of a platform to facilitate transactions between buyers and sellers of new and used cellular telephones.

GlucoTel Scientific will concentrate on securing the required approvals and launch its marketing plans for the GlucoTel Product.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing or profits from sales from the GlucoTel Product. For these reasons our auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Results of Operations for the Period Ended February 28, 2007

We have not earned any revenues from our incorporation on October 18, 2004 through February 28, 2007.  We do not anticipate earning revenues unless our joint venture enters into commercial production of the GlucoTel Product and will then only realize revenues based on our percentage of ownership.

We incurred operating expenses in the amount of $25,642 for the six months ended February 28, 2007. These operating expenses were comprised of legal and accounting fees of $24,559, professional fees $582 and stock transfer fees of $501.

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity

On December 6, 2006, 625,000 shares were issued to raise capital for the investment in the joint venture.  The sale of the shares raised funds of $1,250,000 which was used to obtain a fifty (50) percent interest in the joint venture GlucoTel Scientific.

The Company intends to generate sales of the GlucoTel Product and seek further equity financing to fund its operations over the next twelve months.

ITEM 7:  FINANCIAL STATEMENTS

BODYTEL SCIENTIFIC INC

(formerly SellCell.Net)

 (A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

FEBRUARY 28, 2007 AND AUGUST 31, 2006

Report of Registered Independent Auditors

F-2

Financial Statements-

   Balance Sheet as of February 28, 2007 and August 31, 2006

F-3

   Statements of Operations for the Period Ended February 28, 2007 and August 31, 2006,

       and Cumulative from Inception

F-4

  Statement of Stockholders’ Equity for the Period from Inception

      Through February 28, 2007

F-5

   Statements of Cash Flows for the Period Ended February 28, 2007 and August 31, 2006,

       and Cumulative from Inception

F-6

   Notes to Financial Statements February 28, 2007 and August 31, 2006

F-7

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

of BodyTel Scientific Inc. (formerly SellCell.Net):

We have audited the accompanying balance sheet of BodyTel Scientific Inc. (formerly SellCell.Net) (a Nevada corporation in the development stage) as of February 28, 2007, and August 31, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the six months ended February 28, 2007, for the year ended August 31, 2006, and from inception (April 4, 2005) through February 28, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BodyTel Scientific Inc (formerly SellCell.Net) as of February 28, 2007, and August 31, 2006, and the results of its operations and its cash flows for the six months ended February 28, 2007, for the year ended August 31, 2006, and from inception (April 4, 2005) through February 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs.  As such, it has incurred an operating loss since inception.  Further, as of February 28, 2007, the Company had negative working capital of $7,232, and the Company had no cash resources to meet its planned business objectives.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding these matters is also described in Note 2 to the financial statements.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah,

June 19, 2007.

BODYTEL SCIENTIFIC INC. (formerly SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTE 2)
AS OF FEBRUARY 28, 2007

ASSETS
2007
Assets:
Cash and cash equivalents	$-
Total current assets	-
Investment in Joint Venture	1,092,542
Total Assets	$1,092,542
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade	$932
Accrued liabilities	6,300
Total current liabilities	7,232
Due to stockholder	22,259
Total liabilities	$29,491
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $.001 per share, 75,000,000 shares
authorized; 3,975,000 shares issued and outstanding	3,975
Additional paid-in capital	1,298,025
(Deficit) accumulated during the development stage	(238,949)
Total stockholders' equity	1,063,051
Total Liabilities and Stockholders' Equity	$1,092,542

The accompanying notes to financial statements

are an integral part of this balance sheet.

     BODYTEL SCIENTIFIC INC. (formerly SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTE 2)
FOR THE PERIODS ENDED FEBRUARY 28, 2007, AUGUST 31, 2006
AND CUMULATIVE FROM INCEPTION (APRIL 4, 2005)
THROUGH FEBRUARY 28, 2007

			Cumulative
	February 28,	August 31,	From
	2007	2006	Inception
Revenues	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Expenses:
General and administrative-
Legal and accounting fees	24,559	14,700	42,459
Professional fees	1,083	26,480	27,563
Other generation and administrative expenses	-	11,368	11,469
Total general and administrative expenses	25,642	52,548	81,491
(Loss) from Operations	(25,642)	(52,548)	(81,491)
Loss from Glucotel Scientific Inc.	(157,458)	-	(157,458)
(50% interest in a joint venture)
Provision for income taxes	-	-	-
Net (Loss)	$(183,100)	$(52,548)	$(238,949)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.05)	$(0.02)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,643,508	3,340,959

The accompanying notes to financial statements are

an integral part of these statements

     BODYTEL SCIENTIFIC INC. (formerly SELCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 2)
FOR THE PERIOD FROM INCEPTION (APRIL 4, 2005)
THROUGH FEBRUARY 28, 2007

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals
Balance - April 4, 2005	-	$-	$-	$-	$-
Common stock issued for cash	3,050,000	3,050	45,950	-	49,000
Net (loss) for the period	-	-	-	(3,301)	(3,301)
Balance - August 31, 2005	3,050,000	3,050	45,950	(3,301)	45,699
Common stock issued for cash	300,000	300	2,700	-	3,000
Net (loss) for the period	-	-	-	(52,548)	(52,548)
Balance - August 31, 2006	3,350,000	$3,350	$48,650	$(55,849)	$(3,849)
Common stock issured for cash	625,000	625	1,249,375	-	1,250,000
Net (loss) for the period	-	-	-	(183,100)	(183,100)
Balance - February 28, 2007	3,975,000	$3,975	$1,298,025	$(238,949)	$1,063,051

The accompanying notes to financial statements are

an integral part of these statements.

     BODYTEL SCIENTIFIC INC. (formerly SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIODS ENDED FEBRUARY 28, 2007, AUGUST 31, 2006
AND CUMULATIVE FROM INCEPTION (APRIL 4, 2005)
THROUGH FEBRUARY 28, 2007

			Cumulative
	February 28,	August 31,	From
	2007	2006	Inception
Operating Activities:
Net (loss)	$(183,100)	$(52,548)	$(238,949)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
(Loss) - Equity investment in joint venture	157,458	-	157,458
Changes in net assets and liabilities-
Prepaid expenses	501	4,499	-
Accounts payable - Trade	582	350	932
Accrued liabilities	2,300	4,000	6,300
Net Cash (Used in) Operating Activities	(22,259)	(43,699)	(74,259)
Investing Activities:
Investment in Joint Venture	(1,250,000)	-	(1,250,000)
Net Cash Provided by Investing Activities	(1,250,000)	-	(1,250,000)
Financing Activities:
Due to shareholder	22,259	-	22,259
Issuance of common stock for cash	1,250,000	3,000	1,302,000
Net Cash Provided by Financing Activities	1,272,259	3,000	1,324,259
Net Increase in Cash	-	(40,699)	-
Cash - Beginning of Period	-	40,699	-
Cash - End of Period	$-	$-	$-
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are

an integral part of these statements.

BODYTEL SCIENTIFIC INC. (formerly SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (NOTE 2)
FEBRUARY 28, 2007, AND AUGUST 31, 2006

(1)

Summary of Significant Accounting Policies

   Basis of Presentation and Organization

BodyTel Scientific Inc. (“BodyTel” or the “Company” and formerly SellCell.Net) is a Nevada corporation in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of Nevada on April 4, 2005.  Through October 2006, the proposed business plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones.  Since its inception, the Company has strived to gain a large number of postings of cell telephones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that would appeal to a broad market of interested buyers.  However, commencing in November 2006, the Company embarked on a transition in its Business Plan from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to marketing state-of-the-art monitoring products and services to diabetic patients.

In December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system.  Under the Joint Venture arrangement, the Company obtained fifty (50) percent ownership interest of the Joint Venture in return for an investment of $1,250,000.  Safe-com transferred to the Joint Venture all received trade marks or trade marks which are currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter, in exchange for a fifty (50) percent ownership interest.

The accompanying financial statements of Bodytel Scientific Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended February 28, 2007.

BODYTEL SCIENTIFIC INC. (formerly SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (NOTE 2)
FEBRUARY 28, 2007, AND AUGUST 31, 2006

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of February 28, 2007, the carrying value of accounts payable – trade, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of February 28, 2007, and expenses for the periods ended February 28, 2007, and August 31, 2006, and cumulative from inception.  Actual results could differ from those estimates made by management.

   Fiscal Year End

In 2006, the Company adopted a fiscal year end of February 28.

BODYTEL SCIENTIFIC INC. (formerly SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (NOTE 2)
FEBRUARY 28, 2007, AND AUGUST 31, 2006

(2)

Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations.  Through October 2006, the proposed Business Plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones.  Since its inception, the Company has strived to gain a large number of postings of cell telephones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that would appeal to a broad market of interested buyers.  To that end, the Company has conducted capital formation activities, and completed a Registration Statement with the SEC.  However, commencing in November 2006, the Company embarked on a transition in its Business Plan from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to marketing state-of-the-art monitoring products and services to diabetic patients.

In December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system.  Under the Joint Venture arrangement, the Company  obtained fifty (50) percent ownership of the Joint Venture in return for an investment of $1,250,000.  Safe-com transferred to the Joint Venture all received trade marks or trade marks which are currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter, in exchange for a fifty (50) percent ownership interest.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of February 28, 2007, the Company had negative working capital of $7,232, and the Company had no cash resources to meet its current Business Plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)

Formation of Joint Venture

On December 6, 2006, the Company entered into an agreement establishing an incoporated joint venture with Safe-com to form GlucoTel Scientifc, Inc., a Nevada coporation.  The joint venture was formed to pursue the development, production and marketing of a portable blood glucose meter that transmits results via celluar phones.  As of February 28, 2007, the joint venture was still in the development stage.  During the period from December 6, 2006, through February 28, 2007, the Company contributed $1,250,000 to the joint venture to fund certain start-up activities and provide working capital.  For Safe-com's ownership interest, the company contributed all received trademarks or trademarks which are currently in approval, all patent applications, and all other relevant assets pertaining to the research and development of the blood glucose meter.

The Company has a 50% ownership interest in the joint venture and is entitled to 50% of the venture's profits and losses.  Notwithstanding the Company's ownership interest and share of the joint venture's profits and losses, the Company does not have control over the operations of the joint venture.  Control is shared equally between the joint venture's two shareholders.  As a result, this entity is not consolidated into the Company's financial statements.

The Company accounts for its investment in the joint venture under the equity method.  During the period from December 6, 2006, through February 28, 2007, the Company recognized $157,458 as its share of joint venture's losses through February 28, 2007.  This amount is reflected as a non-operating expense in the Company's statement of operations.

(4)

Common Stock

On December 6, 2006, the Company issued 625,000 shares of common stock at a price of $2.00 per share for cash proceeds of $1,250,000.

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

BODYTEL SCIENTIFIC INC. (formerly SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (NOTE 2)
FEBRUARY 28, 2007, AND AUGUST 31, 2006

(5)

Income Taxes

The provision (benefit) for income taxes for the periods ended February 28, 2007, and August 31, 2006, were as follows (assuming a 15% effective tax rate):

	2007	2006
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$27,500	$7,900
Change in valuation allowance	(27,500)	(7,900)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of February 28, 2007, as follows:

2007
Loss carryforwards	$35,900
Less - Valuation allowance	(35,900)
Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended February 28, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of February 28, 2007, the Company had approximately $238,950 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(6)

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

BODYTEL SCIENTIFIC INC. (formerly SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (NOTE 2)
FEBRUARY 28, 2007, AND AUGUST 31, 2006

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

(7)

Subsequent Event

Subsequent to February 28, 2007 the Company became listed on Germany’s largest stock exchange.

In January, 2007, the Company entered into an agreement with ZA Consulting, Inc., to provide investor relations and financial communications services.

BODYTEL SCIENTIFIC INC. (formerly SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (NOTE 2)
FEBRUARY 28, 2007, AND AUGUST 31, 2006

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

We engaged Davis Accounting Group P.C. (“Davis”), as our new independent accountant on October 30, 2006. We did not consult with Davis prior to the date of engagement regarding the application of accounting principles, the type of audit opinion that might be rendered by it or any other similar matter.  The decision to retain Davis Accounting Group P.C. was recommended and approved by the Registrant’s Board of Directors.

ITEM 8A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer, Sergio Almendros Pallares.

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

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Directors:

Name of Director	Age
Stefan Schraps	34

Executive Officers:

Name of Officer	Age	Office
Stefan Schraps	34	President and Chief Executive Officer

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director.

Stefan Schraps, CEO & President
Stefan Schraps was appointed to the Board of Directors of GlucoTel Scientific in November 2006. He is responsible for bringing the GlucoTel idea alive. Mr. Schraps has held senior level operations management positions in a variety of organizations including; over 10 years in IT and IT security organizations. Previously he served as the Director of Operations for a globally acting IT company which developed products for the Telecommunication market. Schraps holds a Diploma in Business from the University of Hanover, Germany and a Bachelor of Business Administration from Georgia Southern University, Georgia.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended February 28, 2007, all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:

                                                                   Number     Transactions   Known Failures

                                                                   Of  late      Not Timely     To File a

Name and principal position                  Reports     Reported        Required Form

-------------------------------------------          -----------    ---------------   ---------------------

Stefan Schraps

                           0                 0                       0

(President, Director

Secretary and Treasurer)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 28, 2007.

		Annual Compensation				Long Term Compensation
Name (1)	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Stefan Schraps	President	2006	$0	0	0	0	0	0	0

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at February 28, 2007, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group.  Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock	Vega Star Capital	1,500,000	37.74%
Common stock	Galaxy Equity Holdings Inc	625,000	15.72%
Common stock	All officers and directors as a group that consists of one person	-	-%

The percent of class is based on 3,975,000 shares of common stock issued and outstanding as of February 28, 2007.

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

 31.1         Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

 31.2         Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

 32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 32.2         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

We did not file any reports on Form 8-K during the last fiscal quarter of Fiscal 2007.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant Davis Accounting Group P.C. rendered invoices to us during the fiscal periods indicated for the following fees and services:

                                      Fiscal year ended   Fiscal year ended

                                       August 31, 2006      February 28, 2007

Audit fees

         $7,300                $5,300

Audit-related fees                       Nil               Nil

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

By

/s/ Stefan Schraps

Stefan Schraps

President, CEO, Secretary & Director

Date: June 19, 2007

   Exhibit 31.1

CERTIFICATION

I, Stefan Schraps, President and Chief Executive Officer of BodyTel Scientific Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of BodyTel Scientific In.;

2.   Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the      circumstances under which such statements were made, not misleading with respect to the period covered by annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the  periods presented in this report;

4.   The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a)   designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries,

          is made known to us by others within those entities,

          particularly during the period in which this report is being prepared;

     b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable

          assurance regarding the reliability of financial reporting and the preparation of financial statements for external

          purposes in accordance with generally accepted accounting

          principles;

     c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our

          conclusions about the effectiveness of the disclosure

          controls and procedures, as of the end of the period covered by this report based on such evaluation;

     d)   disclosed in this report any change in the registrant’s

          internal control over financial reporting that occurred

          during the registrant’s most recent fiscal quarter (the

          registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed,

    based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date:  June 19, 2007

/s/ Stefan Schraps

 ----------------------------------

Stefan Schraps, President and C.E.O.

(Principal Executive Officer)

   Exhibit 31.2

CERTIFICATION

I, Stefan Schraps, Treasurer and Director of BodyTel Scientific Inc., certify that:

1.   I have reviewed this annual report on Form 10-KSB of BodyTel Scientific Inc.;

2.   Based on my knowledge, this report does not contain any

     untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the

     circumstances under which such statements were made, not

     misleading with respect to the period covered by annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.   The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and

     procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-

     15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a)   designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries,

          is made known to us by others within those entities,

          particularly during the period in which this report is being prepared;

     b)   designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable

          assurance regarding the reliability of financial reporting and the preparation of financial statements for external

          purposes in accordance with generally accepted accounting

          principles;

     c)   evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our

          conclusions about the effectiveness of the disclosure

          controls and procedures, as of the end of the period covered by this report based on such evaluation;

     d)   disclosed in this report any change in the registrant’s

          internal control over financial reporting that occurred

          during the registrant’s most recent fiscal quarter (the

          registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer(s) and I have disclosed,

    based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date:  June 19, 2007

/s/ Stefan Schraps

--------------------------------------

Stefan Schraps, Treasurer and Director

Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stefan Schraps, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of BodyTel Scientific Inc., for the fiscal year ended February 28, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of BodyTel Scientific Inc.

Date:  June 19, 2007

/s/ Stefan Schraps

--------------------------------

Stefan Schraps

President, C.E.O. and Director

(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Stefan Schraps, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of BodyTel Scientific Inc., for the fiscal year ended February 28, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of BodyTel Scientific Inc.

Date:  June 19, 2007

/s/ Stefan Schraps

---------------------------

Stefan Schraps

Secretary, Treasurer and Director

(Principal Financial Officer and

Principal Accounting Officer)