Form 10QSB
period 2007-03-31
BODYTEL SCIENTIFIC INC.
filed 2007-07-16
CIK 1341259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended May 31, 2007

[  ] Transition Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER    000-51633

BodyTel Scientific, Inc.

(Name of small business issuer in its charter)

       NEVADA

98-0461698

(State or other jurisdiction of incorporation or organization)

            (I.R.S. Employer Identification No.)

                 2470 St. Rose Pkwy, Suite 304

                          Henderson, Nevada                                                    89074

             (Address of principal executive offices)                                    (Zip Code)

702-448-5628

Issuer’s telephone number

Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x]  No  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]  No  [x]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.44,175,000 shares of common stock as of June 30, 2007

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.

Financial Statements

The following interim unaudited financial statements of BodyTel Scientific Inc. (the “Company”) for the three month period ended May 31, 2007, are included with this Quarterly Report on Form 10-QSB:

(a)

Balance Sheet as of May 31, 2007;

(b)

Statements of Operations for the three months ended May 31, 2007 and 2006, and for the period from April 4, 2005 (date of inception) through May 31, 2007;

(c)

Statements of Cash Flows for the three months ended May 31, 2007 and 2006 and for the period from April 4, 2005 (date of inception) through May 31, 2007; and

(d)

Notes to Financial Statements.

Balance Sheet

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
AS OF MAY 31, 2007
(UNAUDITED)

ASSETS	May 31,
2007
Assets:
Cash and cash equivalents	$ -

Total current assets	-

Investment in Joint Venture, net	867,353

Total Assets	$867,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$7,177
Accrued liabilities	10,800
Due to stockholder	22,259

Total liabilities	40,236

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.001 per share, 75,000,000 shares
authorized; 44,175,000 shares issued and outstanding	3,975
Additional paid-in capital	1,298,025
(Deficit) accumulated during the development stage	(474,883)

Total stockholders' equity	827,117

Total Liabilities and Stockholders' Equity	$867,353

The accompanying notes to financial statements are
an integral part of this balance sheet.

The accompanying notes are an integral part of these financial statements.

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MAY 31, 2007 AND 2006,
AND CUMULATIVE FROM INCEPTION (APRIL 4, 2005)
THROUGH MAY 31, 2007
(UNAUDITED)

	Three Months Ended		Cumulative
	May 31,	May 31,	From
	2007	2006	Inception

Revenues	$ -	$ -	$ -

Cost of Goods Sold	-	-	-

Gross Profit	-	-	-

Expenses:
General and administrative-
Legal and accounting fees	8,864	500	51,323
Professional fees	1,881	-	29,444
Other generation and administrative expenses	-	8,597	11,469

Total general and administrative expenses	10,745	9,097	92,236

(Loss) from Operations	(10,745)	(9,097)	(92,236)

Loss from Glucotel Scientific Inc.	(225,189)	-	(382,647)
(50% interest in joint venture)

Provision for income taxes	-	-	-

Net (Loss)	$(235,934)	$(9,097)	$(474,883)

(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.06)	$(0.00)

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	3,975,000	3,350,000

The accompanying notes to financial statements are
an integral part of these statements.

The accompanying notes are an integral part of these financial statements.

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MAY 31, 2007, AND 2006,
AND CUMULATIVE FROM INCEPTION (APRIL 4, 2005)
THROUGH MAY 31, 2007
(UNAUDITED)

	Three Months Ended		Cumulative
	May 31,	May 31,	From
	2007	2006	Inception

Operating Activities:
Net (loss)	$(235,934)	$(9,097)	$(474,883)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
(Loss) - Equity investment in joint venture	225,189	-	382,647
Changes in net assets and liabilities-
Prepaid expenses	-	-	-
Accounts payable - Trade	6,245	(174)	7,177
Accrued liabilities	4,500	-	10,800

Net Cash (Used in) Operating Activities	-	(9,271)	(74,259)

Investing Activities:
Investment in Joint Venture	-	-	(1,250,000)

Net Cash Provided by Investing Activities	-	-	(1,250,000)

Financing Activities:
Due to shareholder	-	-	22,259
Issuance of common stock for cash	-	-	1,302,000

Net Cash Provided by Financing Activities	-	-	1,324,259

Net Increase in Cash	-	(9,271)	-

Cash - Beginning of Period	-	26,224	-

Cash - End of Period	$-	$16,953	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007, AND 2006
(UNAUDITED)

 (1)

Summary of Significant Accounting Policies

   Basis of Presentation and Organization

BodyTel Scientific Inc. (“BodyTel” or the “Company”) is a Nevada corporation in the development stage and has not commenced operations.  The Company was incorporated under the laws of the State of Nevada on April 4, 2005.  Through October 2006, the proposed business plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones.  Since its inception, the Company has strived to gain a large number of postings of cell telephones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that would appeal to a broad market of interested buyers.  However, commencing in November 2006, the Company embarked on a transition in its Business Plan from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to diabetic patients.

In December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system.  Under the Joint Venture arrangement, the Company obtained fifty (50) percent ownership interest of the Joint Venture in return for an investment of $1,250,000.  Safe-com transferred to the Joint Venture all received trademarks or trademarks which are currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter, in exchange for a fifty (50) percent ownership interest.

The accompanying financial statements of Bodytel Scientific Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

   Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three-month period ended May 31, 2007, are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007, AND 2006
(UNAUDITED)

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the period ended May 31, 2007.

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

   Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of May 31, 2007, the carrying value of accounts payable – trade, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007, AND 2006
(UNAUDITED)

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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of May 31, 2007, and expenses for the periods ended May 31, 2007, and  2006, and cumulative from inception.  Actual results could differ from those estimates made by management.

   Fiscal Year End

In 2006, the Company adopted a fiscal year end of February 28.

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007, AND 2006
(UNAUDITED)

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

In December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system.  Under the Joint Venture arrangement, the Company obtained fifty (50) percent ownership of the Joint Venture in return for an investment of $1,250,000.  Safe-com transferred to the Joint Venture all received trademarks or trademarks which are currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter, in exchange for a fifty (50) percent ownership interest.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of May 31, 2007, the Company had negative working capital of $40,236, and the Company had no cash resources to meet its current Business Plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)

Formation of Joint Venture

On December 6, 2006, the Company entered into an agreement establishing an incorporated Joint Venture with Safe-com to form GlucoTel Scientific, Inc. a Nevada corporation.  The Joint Venture was formed to pursue the development, production and marketing of a portable blood glucose meter that transmits results via cellular phones.  As of May 31, 2007, the Joint Venture was still in the development stage.  During the period from December 6, 2006, through May 31, 2007, the Company contributed $1,250,000 to the Joint Venture to fund certain start-up activities and provide working capital.  For Safe-com’s ownership interest, the company contributed all received trademarks, or trademarks which are currently in approval, all patent applications, and all other relevant assets pertaining to the research and development of the blood glucose meter.

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007, AND 2006
(UNAUDITED)

The Company has a 50% ownership interest in the Joint Venture, and is entitled to 50% of the Venture’s profits and losses.  Notwithstanding the Company’s ownership interest and share of the Joint Venture’s profits and losses, the Company does not have control over the operations of the Joint Venture.  Control is shared equally between the Joint Venture’s two shareholders.  As a result, this entity is not consolidated into the Company’s financial statements.

The Company accounts for its investment in the Joint Venture under the equity method.  During the period from March 1, 2007 through May 31, 2007, the Company recognized $225,189 as its share of the Joint Venture’s losses through May 31, 2007.  This amount is reflected as a non-operating expense in the Company’s statement of operations.

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

(5)

Income Taxes

The provision (benefit) for income taxes for the periods ended May 31, 2007 and, 2006, were as follows (assuming a 15% effective tax rate):

	May 31,	May 31,
	2007	2006
Current Tax Provision:
Federal-
Taxable income	$-	$-

Total current tax provision	$-	$-

Deferred Tax Provision:
Federal-
Loss carryforwards	$35,400	$1,365
Change in valuation allowance	(35,400)	(1,365)

Total deferred tax provision	$-	$-

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007, AND 2006
(UNAUDITED)

The Company had deferred income tax assets as of May 31, 2007, as follows:

2007

Loss carryforwards	$71,300
Less - Valuation allowance	(71,300)

Total net deferred tax assets	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the period ended May 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

The tax returns for the years 2005 – 2007 have not been filed.  The Company, because it has losses, does not expect problems in filing the returns.  The returns are currently being prepared for filing.

As of May 31, 2007, the Company had approximately $474,883 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2028.

(6)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007 and to interim periods within those fiscal years. The Company does not believe the adoption of SFAS No. 157 will have any impact on its results of operations, financial position, or cash flows.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (FASB 159).  FASB 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," which will require the Company to recognize the funded status of defined benefit plans in its statement of financial position. This statement will be effective as of the Company's year ending February 28, 2007. The Company does not believe the adoption of SFAS No. 158 will have any impact on its results of operations, financial position, or cash flows.

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MAY 31, 2007, AND 2006
(UNAUDITED)

(7)

Due to Stockholder

As of May 31, 2007, the company borrowed $22,259 from a stockholder for working capital purposes.  The amount due to the stockholder is unsecured, non-interest bearing, and has no terms for repayment.

(8)

Subsequent events

Subsequent to May 31, 2007 the Company received funds of $1,250,000 to issue 625,000 common shares at $2.00 per share.  The Company is in the process of having these shares issued and are expected to be issued no later then July 23, 2007.  The proceeds from the sale of common stock have been advanced to GlucoTel Scientific Inc, a joint venture in which the company holds a 50% equity interest (see note 3), in order for it to continue its marketing efforts and provide the entity with the funds necessary to conduct the necessary trials of its blood glucose monitor product as part of the FDA and CE approval process.

ITEM 2.

Management’s Discussion and Analysis or Plan of Operations

In General

Bodytel Scientific Inc. ("Company") was incorporated in Nevada as a development stage company on April 4, 2005, with a mission to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (cell) telephones.  Since its inception, the Company has strived to gain a large number of postings of cell phones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that will appeal to a broad market of interested buyers.

Commencing in December 2006, the Company embarked on an aggressive transition in its Business Plan from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to diabetic patients.

On December 6, 2006, the Company entered into a Joint Venture arrangement with Safe-com GmbH & Co. KG (“Safe-com”).  Under this arrangement, the Company retained 50% ownership of the Joint Venture under the name of GlucoTel Scientific, Inc., a Nevada Corporation (“GlucoTel Scientific”), in return for an investment of $1,250,000 USD.  Safe-com transferred to the Joint Venture:  All received trademarks or trademarks which are currently in approval for GlucoTel, all patent applications for GlucoTel, the IP Rights and Source Code for the GlucoTel Software running on the mobile phones, the IP Rights and Source Code for the Webserver and Portal, the design prototype, the rights for the design of the meter, the negotiated contracts with the manufacturers of the meter and the strip manufacturer, the working prototypes of the meter, all marketing and promotional equipment (booth, roll ups, flyer, etc.) and all blueprints and architectural studies of the glucose meter.  Safe-com, for the transfer of the assets to the joint venture, also obtained a 50% interest and was reimbursed $265,000 in research and development expenses by the joint venture.

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

Glucotel Scientific Inc. has the following patents and trademarks: European Trademark- Glucotel (file number 005130687) granted on October 16, 2006, European Trademark Application- Bodytel (file number 005178827) applied for on July 4, 2006, European Trademark Application – Weighttel (file number 005179064) applied for on July 4, 2006, European Trademark Application – Pressuretel (file number 005179131) applied for on July 4, 2006 and European Patent Application –Diabetes Smartphone (file number 06006190.0) applied for on March 24, 2006.

The patents and trademarks to be filed include : European Trademark Application – CardioTel and European Patent Application – Diabetes Webshop.

Our expenditures for the next 12 months are expected to include:

Research and Development:	$ 748,750
Employment costs	272,500
Legal and accounting	141,000
Travel	125,000
Marketing	50,000
Working capital	58,250
Total	$1,395,500

We expect to fund our expected expenditures from financings conducted either privately or through the public market. We cannot be sure that we will be successful at raising funds as we require them. If we cannot raise a total of $2,500,000, we will be in breach of our agreement with Safe-com. We cannot be sure what the terms of any successful capital raising will include, and the directors will have to consider market conditions when negotiating with potential brokers or investors. There are no current agreements in place for the raising of additional capital.

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

ITEM 3.  Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year.  This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer, Stefan Schraps.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 2.                Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended May 31, 2007.

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending May 31, 2007.

Item 5.                Other Information

On December 6, 2006, the Company entered into a joint venture arrangement with Safe-com.  Under this arrangement, the Company retains 50% ownership of the Joint Venture in return of an investment of $1,250,000 USD.  Safe-com, transferred to the Joint Venture:  All received trademarks or trademarks which are currently in approval for GlucoTel, all patent applications for GlucoTel, the IP Rights and Source Code for the GlucoTel Software running on the mobile phones, the IP Rights and Source Code for the Webserver and Portal, the design prototype, the rights for the design of the meter, the negotiated contracts with the manufacturers of the meter and the strip manufacturer, the working prototypes of the meter, all marketing and promotional equipment (booth, roll ups, flyer, etc.) and all blueprints and architectural studies of the glucose meter.

Subsequent to May 31, 2007 the Company received funds of $1,250,000 to issue 625,000 common shares at $2.00 per share.  The Company is in the process of having these shares issued and expect to be issued no later then July 23, 2007.  The proceeds from the sale of the common shares of common stock have been advanced to GlucoTel Scientific Inc in order for it to continue its marketing efforts and provide the entity with the funds necessary to conduct the necessary trials of its blood glucose monitor as part of the FDA and CE approval process.

 Item 6.                Exhibits and Reports on Form 8-K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits and Index of Exhibits

Exhibit

Number             Description

 31.1         Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

 32.1         Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

On March 13, 2007 the Company posted an amended 8-K which included a letter from the former accountants to the SEC regarding the termination of the accountants in October of 2006.

On March 13, 2007 the Company issued a press release regarding their new corporate website.

On March 14, 2007 the Company announced that they will be in attendance at a telehealth conference in Hannover, Germany.

On March 16, 2007 the Company issued a news release regarding the appointment of Dr. Wesley Valdes to the Scientific Advisory Board.

On March 26, 2007 the Company issued a news release regarding the application for a patent on Automated Glucose Test-Strip Procurement.

Also on March 26, 2007 the Company announced that they will be attending the American Association of Clinical Endocrinologists April 11-15 in Seattle.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODYTEL SCIENTIFC, INC.

By:

/s/ Stefan Schraps.

Stefan Schraps, President,

Chief Executive Officer and

Chief Financial Officer Director

Date: July 16, 2007