Form 10QSB
period 2007-08-31
BODYTEL SCIENTIFIC INC.
filed 2007-10-22
CIK 1341259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[x] Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

For the quarterly period ended August 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  72,482,500 shares of common stock as of October 17, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ]  No [x]

PART I

ITEM 1.

Financial Statements

The following interim unaudited financial statements of BodyTel Scientific, Inc. (the “Company”) are included with this Quarterly Report on Form 10-QSB:

(a)

Balance Sheet as of August 31, 2007 (Unaudited) ;

(b)

Statements of Operations (Unaudited) for the three and six months ended August 31, 2007 and 2006, and for the period from April 4, 2005 (date of inception) through August 31, 2007;

(c)

Statements of Cash Flows (Unaudited) for the six months ended August 31, 2007 and 2006 and for the period from April 4, 2005 (date of inception) through August 31, 2007; and

(d)

Notes to Financial Statements.

BODYTEL SCIENTIFIC, INC.

(A Development Stage Company)

BALANCE SHEET

August 31, 2007 (Unaudited)

ASSETS

Current
Cash and cash equivalents	$ 2,511
Prepaid expenses	6,141
Total current assets	8,652

Property and equipment, net of accumulated amortization	17,394
Investment in Joint Venture, net	1,719,871
Total Assets	$ 1,745,917

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 15,981
Due to shareholder	22,259
Total current liabilities	38,240

STOCKHOLDERS’ EQUITY

Share Capital
Authorized: 75,000,000 common voting stock with a par value of $0.001 per share
Issued: 44,800,000 common shares	4,600
Additional paid-in capital	2,547,400
Deficit accumulated during the development stage	(844,323)
Total stockholders’ equity	1,707,677

Total Liabilities and Stockholders’ Equity	$ 1,745,917

The accompanying notes are an integral part of these financial statements.

BODYTEL SCIENTIFIC, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended August 31, 2007	Three Months Ended August 31, 2006	Six Months Ended August 31, 2007	Six Months Ended August 31, 2006	Cumulative Period From April 4, 2005 (Inception) To August 31, 2007

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Amortization	2,015	-	2,015	-	2,015
Advertising and promotion	10,560	-	10,560	-	10,560
Bank charges and interest	30	-	30	-	30
Investor communications	14,569	-	14,569	-	14,569
Office	11,230	2,771	11,230	9,208	22,699
Professional fees	4,863	14,200	13,727	4,900	56,186
Regulatory fees	2,704	26,480	4,585	26,480	32,148
Travel and entertainment	1,401	-	1,401	-	1,401
	47,372	43,451	58,117	40,588	139,608

Loss from operations	(47,372)	(43,451)	(58,117)	(40,588)	(139,608)

Loss from GlucoTel Scientific Inc.	(322,842)	-	(548,031)	-	(705,489)
(50% interest in Joint Venture)
Gain on foreign exchange	774	-	774	-	774
Net Loss	$ (369,440)	$ (43,451)	$ (605,374)	$ (40,588)	$ (844,323)
Basic and diluted loss per common share	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)
Weighted average number of common shares outstanding	44,596,196	3,340,959	44,387,912	3,340,959

The accompanying notes are an integral part of these financial statements.

BODYTEL SCIENTIFIC, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended August 31, 2007	Six Months Ended August 31, 2006	Cumulative Period From April 4,2005 (Inception) To August 31, 2007
Cash Flows from Operating Activities:

Net loss for the period	(605,374)	(30,602)	(844,323)

Changes in non-cash operating working capital items:
Amortization	2,015	-	2,015
Prepaid expenses	(6,141)	-	(6,141)
Equity investment in Joint Venture	548,031	-	705,489
Accounts payable and accrued liabilities	8,751	4,176	15,983
	(52,718)	(26,426)	(127,333)
NET CASH FLOWS (USED IN) OPERATING ACTIVITIES

Cash Flows from Investing Activities:
Equipment	(19,410)	-	(19,410)
Investment in Joint Venture	-	-	(1,250,000)
NET CASH FLOWS (USED IN) INVESTING ACTIVITIES	(19,410)	-	(1,269,054)

Cash Flows from Financing Activities:
Advances to Joint Venture	(1,175,361)	-	(1,175,361)
Advances from shareholder	-	-	22,259
Issuance of common stock for cash	1,250,000	202	2,552,000
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	74,639	202	1,398,898

Increase (Decrease) In Cash	2,511	(26,224)	2,511

Cash, Beginning of Period	-	26,224	-

Cash, End of Period	2,511	-	2,511

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these financial statements.

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007
(UNAUDITED)

 (1)

Summary of Significant Accounting Policies

   Basis of Presentation and Organization

BodyTel Scientific, Inc. (“BodyTel” or the “Company”) is a Nevada corporation in the development stage and has not commenced revenue-generating operations.  The Company was incorporated under the laws of the State of Nevada on April 4, 2005.  Through October 2006, the proposed business plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones.  Since its inception, the Company has strived to gain a large number of postings of cell telephones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that would appeal to a broad market of interested buyers.  However, commencing in November 2006, the Company embarked on a transition in its Business Plan from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to diabetic patients.

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

The accompanying financial statements of Bodytel Scientific, Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

   Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2007.  In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Operating results for the three and six month period ended August 31, 2007, are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007
(UNAUDITED)

   Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

   Property and Equipment

Office furniture and equipment are carried at cost not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings, while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations.  Depreciation is computed using straight-line methods over the estimated economic lives of 3 to 5 years.

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

   Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period.  Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  There were no dilutive financial instruments issued or outstanding for the periods ended August 31, 2007 and 2006.

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

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007
(UNAUDITED)

  Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods.  Considerable judgment is required in estimating fair value.  Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange.  As of August 31, 2007, the carrying value of cash, prepaid expenses, accounts payable, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

   Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of August 31, 2007, and expenses for the periods ended August 31, 2007, and  2006, and cumulative from inception.  Actual results could differ from those estimates made by management.

   Fiscal Year End

In 2006, the Company adopted a fiscal year end of February 28.

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007
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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception.  Further, as of August 31, 2007, the Company had negative working capital of $29,588, and the Company had no cash resources to meet its current Business Plan.  These and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)

Formation of Joint Venture

On December 6, 2006, the Company entered into an agreement establishing an incorporated Joint Venture with Safe-com to form GlucoTel Scientific, Inc. a Nevada corporation.  The Joint Venture was formed to pursue the development, production and marketing of a portable blood glucose meter that transmits results via cellular phones.  As of August 31, 2007, the Joint Venture was still in the development stage.  During the period from December 6, 2006, through August 31, 2007, the Company contributed $2,500,000 to the Joint Venture to fund certain start-up activities and provide working capital.  For Safe-com’s ownership interest, the company contributed all received trademarks, or trademarks which are currently in approval, all patent applications, and all other relevant assets pertaining to the research and development of the blood glucose meter.

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2007
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

The Company accounts for its investment in the Joint Venture under the equity method.  During the period from March 1, 2007 through August 31, 2007, the Company recognized $548,031 as its share of the Joint Venture’s losses through August 31, 2007.  This amount is reflected as a non-operating expense in the Company’s statement of operations.

(4)

Common Stock

The following stock issuances reflect the effects of a 13 for 1 split of common stock on January 2, 2007:

On June 30, 2007, the Company issued 625,000 shares of commons stock at a price of $2.00 per share for cash proceeds of $1,250,000.

On January 12, 2007, the Company issued 625,000 shares of common stock at a price of $2.00 per share for cash proceeds of $1,250,000.

On September 12, 2005, the Company issued 3,900,000 shares of common stock at a price of $0.01 per share for cash proceeds of $3,000.

In August 2005, the Company issued 20,150,000 shares of common stock pursuant to a Private Placement Offering at a price of $0.022 per share for cash proceeds of $34,000.

On May 27, 2005, the Company issued 19,500,000 shares of common stock pursuant to a Private Placement Offering at a price of $0.01 per shares for cash proceeds of $15,000.

(5)

Subsequent Events

Subsequent to August 31, 2007, the Company issued 27,682,500 shares of its common stock in anticipation of acquiring the remaining 50% ownership of GlucoTel Scientific, Inc.  The shares are being held by the Company until the transaction is completed, which is anticipated to be completed by October 31, 2007.

In October 2007, the Company adopted a stock incentive plan approved by its board of directors.  No options have been issued under the plan as of October 19, 2007.

ITEM 2.

Management’s Discussion and Analysis or Plan of Operations

In General

Bodytel Scientific, Inc. (the "Company") was incorporated in Nevada as a development stage company on April 4, 2005, with a mission to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (cell) telephones.  Since its inception, the Company has strived to gain a large number of postings of cell phones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that will appeal to a broad market of interested buyers.

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

Item 2.                Unregistered Sales of Equity Securities

We did not issue any securities without registration pursuant to the Securities Act of 1933 during the three months ended August 31, 2007.

Item 3.                Defaults Upon Senior Securities

None

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the first two quarters of our fiscal year ending February 28, 2008.

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

On June 30th, 2007 the Company received funds of $1,250,000 to issue 625,000 common shares at $2.00 per share.  The proceeds from the sale of the common shares of common stock have been advanced to GlucoTel Scientific Inc in order for them to continue their marketing efforts and provide the company with the funds necessary to conduct the necessary trials of their blood glucose monitor as part of the FDA and CE approval process.

 Item 6.                Exhibits and Reports on Form 8-K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)

Exhibits and Index of Exhibits

Exhibit Number	Description of Exhibit
99.1	News Release
16.1	Letter from former Accountants

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

Also on March 26, 2007 the Company announced that they will be attending the American Association of Clinical Endocrinologists April 11-15 in Seattle.

On September 18, 2007 the Company announced that its sales office has moved to a bigger location to accommodated anticipated growth.

Also on September 18, 2007 the Company announced that it has a new sales director for the Europe, Middle East and Africa region.

On October 18, 2007, the Company announced the termination of its prior independent registered accountant and the appointment of Stark Winter Schenkein & Co., LLP as independent registered accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODYTEL SCIENTIFIC, INC.

By:

/s/ Stefan Schraps.

Stefan Schraps, President,

Chief Executive Officer and

Chief Financial Officer Director

Date: October 19, 2007

CERTIFICATION

SECTION 302 CERTIFICATION OF OUR CHIEF EXECUTIVE OFFICER

I, Stefan Schraps, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of BodyTel Scientific Inc;

2.  Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.  I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

/s/ Stefan Schraps

---------------------------

Stefan Schraps

Chief Executive Officer, Chief Financial Officer

October 19, 2007

CERTIFICATION PURSUANT TO

18 U.S.C. Section 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB ("Form 10-QSB") of BodyTel Scientific Inc. (the "Company") for the quarterly period ended August 31, 2007 as filed with the Securities and Exchange Commission on the date hereof, I, Stefan Schraps, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)  The Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)  The information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Stefan Schraps

---------------------------

Stefan Schraps

Chief Executive Officer, Chief Financial Officer

October 19, 2007