Form 10QSB
period 2007-11-30
BODYTEL SCIENTIFIC INC.
filed 2008-01-22
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
For the transition period from _________to ________

Commission File No. 000-51633

BODYTEL SCIENTIFIC INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0461698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1 Independent Drive, Suite 1701, Jacksonville, FL
(Address of principal executive offices)

904.305.8634
(Issuer’s telephone number)

2470 St. Rose Pkwy, Suite 304, Henderson, Nevada
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[  ] No[x]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court. Yes[ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

As of January 22, 2008, there were 44,175,000 shares of common stock, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (Check One): Yes[ ] No [x]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BODYTEL SCIENTIFIC, INC.
(A DEVELOMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 and 2006
(UNAUDITED)

BODYTEL SCIENTIFIC, INC.
(A DEVELOMENT STAGE COMPANY)

CONTENTS

Consolidated Financial Statements

(a)	Consolidated Balance Sheet as of November 30, 2007 (Unaudited) ;

(b)	Consolidated Statements of Operations (Unaudited) for the three and nine months ended November 30, 2007 and 2006, and for the period from April 4, 2005 (date of inception) through November 30, 2007;

(c)	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended November 30, 2007 and 2006 and for the period from April 4, 2005 (date of inception) through November 30, 2007; and

(d)	Notes to the Consolidated Financial Statements.

BODYTEL SCIENTIFIC, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

November 30,
2007
(Unaudited)

ASSETS

Current
Cash and cash equivalents	$68,401
Prepaid expenses	21,656
Total current assets	90,057

Property and equipment, net of accumulated amortization	46,824
Loans to related party	1,182,195
Investment in Joint Venture, net	354,375
Total Assets	$1,673,451

LIABILITIES

Current
Accounts payable and accrued liabilities	$143,521
Due to shareholder	1,772,258
Total current liabilities	1,915,779

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
75,000,000 common voting stock with a par value of $0.001 per share
Issued:
72,482,500 common shares	3,975
Additional paid-in capital	1,298,025
Deficit accumulated during the development stage	(1,544,328)
Total stockholders’ equity	(243,328)

Total Liabilities and Stockholders’ Equity	$1,673,451

The accompanying notes are an integral part of these consolidated financial statements.

BODYTEL SCIENTIFIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three				Period From
	Months	Three	Nine Months	Nine Months	April 4, 2005
	Ended	Months Ended	Ended	Ended	(Inception) To
	November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Amortization	5,581	-	7,596	-	7,596
Advertising and promotion	26,110	-	36,670	-	36,670
Bank charges and interest	482	-	512	25	512
Consulting	33,352	-	33,352	-	33,352
Investor communications	10,159	-	24,728	-	24,728
Office	107,430	501	118,660	9,496	130,129
Professional fees	10,318	2,300	24,045	23,680	66,504
Regulatory fees	291	-	4,876	-	32,439
Research and development	114,185	-	114,185	-	114,185
Salaries and wages	140,909	-	140,909	-	140,909
Travel and entertainment	31,172	-	32,573	-	32,573
	479,989	2,801	538,106	33,201	619,597

Loss from operations	(479,989)	(2,801)	(538,106)	(33,201)	(619,597)

Loss from GlucoTel Scientific Inc.	(190,135)	-	(738,166)	-	(895,624)
(50% interest in Joint Venture)
Gain(loss) on foreign exchange	(29,881)	-	(29,107)	-	(29,107)

Net Loss	$(700,005)	$(2,801)	$(1,305,379)	$(33,201)	$(1,544,328)

Basic and diluted loss per common	$(0.01)	$0.00	$(0.02)	$0.00
share
Weighted average number of common
shares outstanding	72,482,500	3,350,000	55,477,262	3,350,000

The accompanying notes are an integral part of these consolidated financial statements

BODYTEL SCIENTIFIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period From
			April 4,2005
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	November 30,	November 30,	November 30,
	2007	2006	2007

Cash Flows from Operating Activities:

Net loss for the period	$(1,305,379)	(33,201)	(1,544,328)

Changes in non-cash operating working
capital items:
Amortization	7,596	-	7,596
Prepaid expenses	(21,656)	501	(21,656)
Equity investment in Joint Venture	738,167	-	895,625
Accounts payable and accrued liabilities	136,288	6,476	143,520

NET CASH FLOWS (USED IN)	(444,984)	(26,244)	(519,243)
OPERATING ACTIVITIES

Cash Flows from Investing Activities:
Equipment	(54,420)	-	(54,420)
Investment in Joint Venture	-	-	(1,250,000)
NET CASH FLOWS (USED IN)	(54,420)	-	(1,304,420)
INVESTING ACTIVITIES

Cash Flows from Financing Activities:
Advances to Joint Venture	(1,182,195)	-	(1,182,195)
Advances from shareholder	1,750,000	-	1,772,259
Issuance of common stock for cash	-	-	1,302,000
NET CASH FLOWS PROVIDED BY	567,805	-	1,892,064
FINANCING ACTIVITIES

Increase (Decrease) In Cash	68,401	(26,244)	68,401

Cash, Beginning of Period	-	26,244	-

Cash, End of Period	68,401	-	68,401

Supplemental Disclosure of Cash Flow
Information
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

(1) Summary of Significant Accounting Policies

Basis of Presentation and Organization

BodyTel Scientific, Inc. (“BodyTel” or the “Company”) is a Nevada corporation in the development stage and has not commenced revenue-generating operations. The Company was incorporated under the laws of the State of Nevada on April 4, 2005. Through October 2006, the proposed business plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones. Since its inception, the Company has strived to gain a large number of postings of cell telephones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that would appeal to a broad market of interested buyers. However, commencing in November 2006, the Company embarked on a transition in its Business Plan from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to patients with chronic diseases such as diabetes.

The consolidated financial statements include the accounts and operations of BodyTel Scientific, Inc. and its wholly owned subsidiaries, BodyTel North America LLC and BodyTel Europe GmbH. All intercompany accounts and transactions have been eliminated on consolidation.

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

Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2007. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three and nine month period ended November 30, 2007, are not necessarily indicative of the results that may be expected for the year ending February 28, 2008.

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
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

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended November 30, 2007 and 2006.

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

The Company maintains a valuation allowance with respect to deferred tax assets. The Company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of November 30, 2007, the carrying value of cash, prepaid expenses, accounts payable, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of November 30, 2007, and expenses for the periods ended November 30, 2007, and 2006, and cumulative from inception. Actual results could differ from those estimates made by management.

Fiscal Year End

In 2006, the Company adopted a fiscal year end of February 28.

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

(2) Development Stage Activities and Going Concern

The Company is currently in the development stage, and has no operations. Through October 2006, the proposed Business Plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones. Since its inception, the Company has strived to gain a large number of postings of cell telephones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that would appeal to a broad market of interested buyers. To that end, the Company has conducted capital formation activities, and completed a Registration Statement with the SEC. However, commencing in November 2006, the Company embarked on a transition in its Business Plan from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to patients with chronic diseases such as diabetes.

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of November 30, 2007, the Company had negative working capital of $1,825,723, and the Company had no cash resources to meet its current Business Plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3) Formation of Joint Venture

On December 6, 2006, the Company entered into an agreement establishing an incorporated Joint Venture with Safe-com to form GlucoTel Scientific, Inc. a Nevada corporation. The Joint Venture was formed to pursue the development, production and marketing of a portable blood glucose meter that transmits results via cellular phones. As of November 30, 2007, the Joint Venture was still in the development stage. During the period from December 6, 2006, through November 30, 2007, the Company invested $1,250,000 into the Joint Venture, contributed another $1,250,000 and loaned $500,000 to fund certain start-up activities and provide working capital. For Safe-com’s ownership interest, the company contributed all received trademarks, or trademarks which are currently in approval, all patent applications, and all other relevant assets pertaining to the research and development of the blood glucose meter.

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
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

The Company accounts for its investment in the Joint Venture under the equity method. During the period from March 1, 2007 through November 30, 2007, the Company recognized $738,166 as its share of the Joint Venture’s losses through November 30, 2007. This amount is reflected as a non-operating expense in the Company’s statement of operations.

(4) Common Stock

The following stock issuances reflect the effects of a 13 for 1 split of common stock on January 2, 2007:

On August 13, 2007, the Company issued 28,307,500 shares of its common stock in anticipation of acquiring the remaining 50% ownership of GlucoTel Scientific, Inc. The shares are being held by the Company until the transaction is completed.

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

(5) Commitments

Operating lease

The Company’s wholly owned subsidiary Bodytel North America LLC has entered into a 36 month lease agreement with an unrelated third party in regards to its premises. The agreement begins on December 1, 2007 and the monthly payments for the first 12 months are $6,080.63 per month with an increase to $6,215.75 for months 13 – 24 and an increase to $6,350.88 for months 25 – 36.

The Company’s wholly owned subsidiary BodyTel Europe GmbH entered into a lease agreement for the lease of BodyTel Europe GmbH offices in Europe. Pursuant to the terms of the lease agreement the Company agreed to lease 187 square meters (2012 square feet) of office space located in Schlachthofstr. 1, Bad Wildungen, 34537 Germany for a term of two years beginning August 1, 2007 and € 1.309.00 per month additionally to 19% VAT.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  the completion of the development, production and marketing of our GlucoTel products;
  the potential for delays in the development, production and research of our GlucoTel products;
  risks related to maintaining the required regulatory approvals;
  risks related to the commercial acceptance of our GlucoTel products;
  risks related to intellectual property litigation;
  the potential exposure to product liability claims;
  the potential to have unresolveable disputes with our partner regarding major decisions affecting GlucoTel Scientific Inc.
  the uncertainty of profitability based upon our history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for our planned development, research, marketing and distribution of our GlucoTel products;
  other risks and uncertainties related to our prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", the “Company” and "BodyTel" mean BodyTel Scientific, Inc., unless the context clearly requires otherwise.

Introduction

We are a development stage company in the business of marketing state-of-the-art monitoring products and services to patients with Chronic diseases, with a focus on Diabetes. Our products are designed to simplify home monitoring for patients and to ease the communication of measured body values thus bridging the gap between patients, healthcare professionals and caregivers. Our products GlucoTel™, PressureTel™ and WeightTel™ all carry a built-

in Bluetooth module which enables them to automatically transmit measured body values to a secure internet database using the patient’s cell phone as a transmission hub. While the transmission from the device to the cell phone is done via Bluetooth technology, the transmission from the cell phone to the internet database is done by cell phone internet connection. There is no user interaction required.

We have not generated any revenue from our operations since inception. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. Our current plan of operation is to continue the further development and commercialization of the GlucoTel™ blood glucose meter through our joint venture agreement with Safe-com GmbH & Co. KG.

Corporate History

Our company was incorporated in the State of Nevada on April 4, 2005 under the name “SellCell.Net”. Effective December 13, 2006, we changed our name from “SellCell.Net” to “BodyTel Scientific, Inc.”. The address of our principal executive office is 1 Independent Drive, Suite 1701, Jacksonville, FL. Our common stock is quoted on the OTC Bulletin Board under the symbol "BDYT".

Recent Corporate Developments

Since the completion of our second quarter ended August 31, 2007 we experienced the following significant corporate developments:

1.

In January, 2008, we submitted the GlucoTel Technical File for regulatory review to the designated European Notified Body. This review is required for the initiation of sales and distribution activities for medical devices in Europe and in European Union members countries.

2.	In December, 2007, we moved our head office to 1 Independent Drive, Suite 1701, Jacksonville, Florida. Our new telephone number is (904)305-8634.

3.

In November, 2007, through our wholly owned subsidiary BodyTel Europe GmbH, we entered into an international distribution agreement with FourMed Medical Supplies. Beginning in the first quarter of 2008, BodyTel’s new partner, FourMed Medical Supplies (www.fourmed.com ), intends to begin offering BodyTel’s blood glucose monitoring and diabetes management system, GlucoTel™, as well as the PressureTel™ blood pressure device and the WeightTel™ weight scale in eight Arabian countries, with the United Arab Emirates as its core market (the “Territiory”). Pursuant to the terms of the distribution agreement BodyTel granted FourMed the right to exclusively market the products of BodyTel in the Territory for a term of one year. In consideration of the exclusive distribution rights FourMed agreed to meet certain minimum sales volume targets during the first year of the agreement. FourMed is also responsible for all distribution, compliance and marketing costs relating to the sale of the products in the Territory.

4.

In November, 2007 we re-launched our web portal, www.bodytel.com, with the inclusion of the BodyTel Center. The BodyTel Center is a secure, password-protected area, where users of the company's telemedical devices are provided access to their medical data. For the diabetes self- management system, GlucoTel, it is mainly the blood sugar values; for PressureTel, the blood pressure values; and for WeightTel, the user's weight. BodyTel's first product GlucoTel is expected to be launched in CE-requiring markets in the first quarter of 2008.

5.

On November 9, 2007, we entered into a loan agreement with our 50% owned subsidiary GlucoTel Scientific Inc. pursuant to which we loaned GlucoTel $500,000 for working capital purposes. The loan is unsecured and evidenced by a promissory note. The loan is for a term of one year at an interest rate of 10% annually.

6.	On October 29, 2007 we announced progress with respect to securing both CE and FDA regulatory approvals for our GlucoTel Products. Management now expects to be granted CE approval during the first quarter of 2008 with FDA approval anticipated in the third quarter of 2008.

7.

In September, 2007 we incorporated a wholly-owned limited liability corporation in the State of Florida under the name “Bodytel North America LLC” for the purpose of marketing and distributing our products in North America. On November 30, 2007, BodyTel North America LLC (“BodyTel US”) entered into an office lease with One Independent Square LLC, pursuant to which BodyTel US agreed to lease approximately 3,243 square feet located at 1 Independent Drive, Suite 1701, Jacksonville, Florida. The term of the lease is for three years ending on November 30, 2010. We agreed to pay $6,080 per month for the first twelve months of the lease, $6,215 per month for the second year of the lease and $6,350 per month for the third year of the lease.

8.

On September 28, 2007, BodyTel terminated its principal independent accountants, Davis Accounting Group P.C., and retained Stark, Winter, Schenkein and Co., LLP as its new principal independent accountants.

9.

In June, 2007, we incorporated a wholly-owned German subsidiary under the name BodyTel Europe GmbH (“BodyTel Europe”) for the purpose of marketing, licensing and distributing our products in Europe. In June, 2007 BodyTel Europe entered into a lease agreement for the lease of BodyTel Europe offices in Europe. Pursuant to the terms of the lease agreement we agreed to lease 187 square meters (2012 square feet) of office space located in Schlachthofstr. 1, Bad Wildungen, 34537 Germany for a term of two years at a cost of €1,309 per month.

Plan of Operation

During the next twelve months, the Company intends to focus on finishing the development and commercialization of the GlucoTel blood glucose monitoring system through its joint venture GlucoTel Scientific, Inc. During this period, the Company expects to have completed and received all relevant patents, trademarks and regulatory approvals such as Federal Drug Administration for the United States and CE approvals from the European Union to begin distributing its product. Additionally, the Company expects to have finalized the development and commercialization of its products WeighTel and PressureTel. Also, the Company expects to conduct further research and development on home monitoring devices in different areas for chronic diseases such as Diabetes.

The focus for commercialization will be initially on the countries which accept the CE certification as regulatory approval. These are expected to be Europe and European Union countries as well as the Middle East and India. Upon successful FDA clearance, we intend to start commercialization also in the United States.

Cash Requirements

Over the next twelve months, we anticipate that we will incur the following operating expenses:

Expense	Cost
Research and Development	$1,469,851
Manufacturing Expenses	$12,504,702
Employment costs	$2,621,694
Professional Fees	$665,500
Travel & Other expenses	$5,971,133
Marketing	$1,166,700
Total	$24,399,580

As at January 15, 2008, we had cash of approximately $25,000. Accordingly, we expect that we will need to obtain additional financing over the next twelve months in order to meet our anticipated expenditures and if our revenues are insufficient to meet our estimated operating expenses over the next twelve months. The Company has received a commitment from a third party lender for a loan of up to $2,500,000 and expects to raise additional capital through further equity financings, see “Future Financings”, below.

Personnel

As a result of the recent developments in the Company’s US and European operations, the Company expects to hire a significant number of additional employees. At present the Company has 15 employees and, through the course of the next twelve months, the Company expects to hire approximately 20 additional people bringing the total number of employees to 35 at the end of November 2008.

Results Of Operations

Three Months Summary

	Three Months Ended November 30
	2007	2006
Operating Expenses	$479,989	$2,801
Loss from GlucoTel Scientific Inc.	190,135	-
Gain (loss) on foreign exchange	(29,881)	-
Net Loss	$700,005	$2,801

Revenue

As at November 30, 2007, we did not generate any revenue. We do not expect to generate revenue from sales of our products until receive regulatory approval for the marketing and distribution of our products in Europe, the Middle East and North America.

Expenses

Our expenses for the three months ended November 30, 2007 and November 30, 2006 are outlined in the table below:

	Three Months Ended November 30
	2007	2006
Amortization	$5,581	$-
Advertising and Promotion	26,110	-
Bank charges and interest	482	-
Consulting	33,352	-
Investor Communications	10,159	-
Office	107,430	501
Professional fees	10,318	2,300
Regulatory fees	291	-
Research and Development	114,185	-
Salaries and wages	140,909	-
Travel and entertainment	31,172	-
Total expenses	$479,989	$2,801

Total operating expenses during the three months ended November 30, 2007 increased substantially as compared to the comparative period in 2006 because of the preparation of the market entry for the GlucoTel product. General and administrative cost increased as a result of regulatory and approval costs as well as the operational costs for preparing the market launch in Europe and the US.

Liquidity and Financial Condition

Working Capital

	At November 30, 2007	At February 28, 2007
Current assets	$90,057	$-
Current liabilities	1,915,779	29,491
Working capital deficiency	$1,825,722	$29,491

Cash Flows

	Three Months Ended
	November 30, 2007	November 30, 2006
Cash flows used in operating activities	$(444,984)	$(26,244)
Cash flows used in investing activities	(54,420)	-
Cash flows provided by financing activities	567,805	-
Increase (decrease) in cash during period	$68,401	$(26,244)

Future Financings

Our plan of operation calls for significant expenses in connection with the development, research, marketing and distribution of our GlucoTel products. We recorded a net operating loss of $700,005 for the three months ended November 30, 2007 and have an accumulated deficit of $1,544,328 since inception. We estimate that we will require approximately $24,399,580 for anticipated expenses over the next twelve months. As at January 15, 2008, we had cash of approximately $25,000. Accordingly, we expect that we will need to obtain additional financing over the next twelve months in order to meet our anticipated expenditures and if our revenues are insufficient to meet our estimated operating expenses over the next twelve months. The Company has received a commitment from a third party lender for a loan of up to $2,500,000 and expects to raise additional capital through further equity financings.

Obtaining additional financing is subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, we consider all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Revenue Recognition

We are in the development stage and have yet to realize revenues from operations. Once we have commenced operations, we will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by our customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended November 30, 2007 and 2006.

Income Taxes

We account for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

We maintain a valuation allowance with respect to deferred tax assets. Our company establishes a valuation allowance based upon the potential likelihood of realizing the deferred tax asset and taking into consideration our company’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under the Federal tax laws.

Changes in circumstances, such as our generating taxable income, could cause a change in judgment about the ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of November 30, 2007, the carrying value of cash, prepaid expenses, accounts payable, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Deferred Offering Costs

We defer as other assets the direct incremental costs of raising capital until such time as the offering is completed. At the time of the completion of the offering, the costs are charged against the capital raised. Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Common Stock Registration Expenses

We consider incremental costs and expenses related to the registration of equity securities with the SEC, whether by contractual arrangement as of a certain date or by demand, to be unrelated to original issuance transactions. As such, subsequent registration costs and expenses are reflected in the accompanying financial statements as general and administrative expenses, and are expensed as incurred.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of November 30, 2007, and expenses for the periods ended November 30, 2007, and 2006, and cumulative from inception. Actual results could differ from those estimates made by management.

RISKS AND UNCERTAINTIES

We have not earned any revenues since our incorporation and only have a limited operating history in our current business of developing, marketing, researching and distributing the GlucoTel products, which raise doubt about our ability to continue as a going concern.

Our company has a limited operating history in our current business of developing, marketing, researching and distributing the GlucoTel products and must be considered in the development stage. We were incorporated on April 4, 2005 with a business plan to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular telephones. We were not successful in implementing our original business plan and as a result we decided in November 2006 to market state-of-the-art monitoring products and services to diabetic patients. In December 2006, we entered into an incorporated joint venture with Safe-com GmbH & Co., KG, a German corporation, to pursue the development, production and marketing of blood glucose meter for diabetic patients that operates over a cellular telephone system.

We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop, produce and market our GlucoTel products. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we have a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended February 28, 2007.

Our likelihood of profit depends on our ability to develop, produce and market our GlucoTel products, which is currently in the development stage. If we are unable to complete the development, production and marketing of our GlucoTel products successfully, our likelihood of profit will be limited severely.

We are engaged in the business of developing, producing and marketing of our GlucoTel products. Our GlucoTel products are in the development stage and we have not begun the regulatory approval process. We have not realized a profit from our operations to date and there is little likelihood that we will realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialisation of our potential GlucoTel products, which will require significant additional research and development.

If we encounter problems or delays in the development, production and research of our GlucoTel products, we may not be able to raise sufficient capital to finance our operation during the period required to resolve the problems or delays.

Our GlucoTel products are currently in the development stage and we anticipate that we will continue to incur operating expenses without significant revenues until we have successfully completed all necessary research and clinical trials. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialisation and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue. Accordingly, we may be forced to discontinue or suspend our operations.

We need to raise additional financing to support the development, production and research of our GlucoTel products in the future but we cannot be sure we will be able to obtain additional financing on terms favourable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

We raised gross proceeds of approximately $2,552,000 through private placements since our inception. Our ability to continue to develop the GlucoTel products is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop our GlucoTel products. Our future capital requirements will depend upon many factors, including:

  continued scientific progress in our research and development programs;
  costs and timing of seeking regulatory approvals and patent prosecutions;
  competing technological and market developments;
  our ability to establish additional collaborative relationships; and
  the effect of commercialisation activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from operations and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardising our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development of GlucoTel products, which might result in the loss of some or all of your investment in our common stock.

If we fail to obtain and maintain required regulatory approvals for GlucoTel products, our ability to commercialise our GlucoTel products will be limited severely.

Once GlucoTel products are fully developed, we intend to market our GlucoTel products primarily in the United States and Europe. We must obtain the approval of the Food and Drug Administration of our GlucoTel products before commercialisation of our GlucoTel products may commence in the United States and similar agencies in Europe. We may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our GlucoTel products, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of our potential products.

Furthermore, even if we obtain regulatory approval for our GlucoTel products, that approval may be subject to limitations on the indicated uses for which they may be marketed. Even after granting regulatory approval, the Food and Drug Administration, other regulatory agencies, and governments in other countries will continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval of our GlucoTel products.

Even if we obtain regulatory approvals to commercialise our GlucoTel products, we may encounter a lack of commercial acceptance of our GlucoTel products, which would impair the profitability of our business.

The largest industry competitors actively marketing blood glucose monitoring devices, such as Abbott Laboratories, Bayer, Johnson & Johnson and Roche Holding, occupy over 90% of sales of blood glucose monitors within the market. As a result, we cannot be certain that our GlucoTel products will achieve the market acceptance at a level that would allow us to operate profitably.

We depend to a significant extent on certain key personnel, the loss of any of whom may materially and adversely affect our company.

Our success depends solely upon the continued service of our sole officer and director and a team of consultants. The loss of any combination of these individuals would have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of our executive officer. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial personnel and employees with experience in business and the telecommunications industry. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

We may be unable to prevent certain employees or partners from competing with us if they leave our employment or terminate their relationship with us.

Our non-compete provisions may not be enforceable if we try to enforce such provisions. Even if our restrictive covenant is enforceable in Nevada, it does not mean that covenant will be enforceable in other jurisdictions or at all. A court in, for example, Germany may decide not to enforce the restrictive covenant for public policy reasons, notwithstanding that the agreement is slated to be governed by Nevada law and notwithstanding that the restrictive covenant is enforceable in Nevada.

We may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect our business.

Our success will also depend in part on our ability to develop our technology and commercially viable products without infringing the proprietary rights of others. If we are forced to litigate an intellectual property dispute, we will have to divert management’s attention from developing our technology and marketing our GlucoTel products and will have to incur substantial costs regardless of whether or not we are successful. An adverse outcome could subject us to significant liabilities to third parties, and force us to curtail or cease the development and commercialization of our GlucoTel products.

Potential product liability claims could adversely affect our future earnings and financial condition.

We face an inherent business risk of exposure to product liability claims in the event that the use of our products results in adverse affects. As a result, we may incur significant product liability exposure. We may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would add to our future operating expenses and adversely affect our financial condition.

We have only a 50% interest in GlucoTel Scientific Inc. and cannot control it fully; we may have unresolveable disputes with our partner.

We have acquired a 50% interest in GlucoTel Scientific Inc., the company that is developing the blood sugar measuring device. We have partnered with Safe-com GmbH & Co., KG, a German company that has developed the GlucoTel products to this point. We have agreed to enter a shareholders agreement with Safe-com but we may not be able to agree with Safe-com GmbH & Co., KG on major decisions affecting GlucoTel Scientific Inc. If we are unable to resolve issues with our partner, our business will suffer and we may not be able to develop any products.

Because our sole officer and director is located in a non-U.S. jurisdiction, you may have no effective recourse against the management for misconduct and may not be able to enforce judgement and civil liabilities against our sole officer, director, experts and agents.

Our sole director and officer is a national and/or resident of a country other than the United States, and all or a substantial portion of his assets are located outside the United States. As a result, it may be difficult for you to enforce within the United States any judgments obtained against our sole officer or director, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

It is likely that additional shares of our stock will be issued in the normal course of our business development, which will result in a dilutive effect on our existing shareholders.

We may issue additional stock as required to raise additional working capital in order to undertake company acquisitions, recruit and retain an effective management team, compensate our sole officer and director, engage industry consultants and for other business development activities.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Stefan Schraps. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During the fiscal quarter ended November 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended November 30, 2007.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not complete any sales of securities without registration under the Securities Act of 1933 during the three months ended November 30, 2007.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 25, 2005)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 25, 2005)
10.1*	Product Supply Agreement between Safe-com GmbH & Co. KG and Cambridge Sensors Limited dated January 23, 2006
10.2	Shareholder Agreement among our company, Safe-com GmbH & Co. KG and Gluoctel Scientific Inc. dated December 6, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2006)
10.3	Technology Transfer Agreement between Safe-com GmbH & Co. KG and GlucoTel Scientific Inc. dated December 8, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2006)
10.4*	Services Agreement dated November 1, 2007 between GlucoTel Scientific, Inc. and RR Donnelley Global Turnkey B.V.
10.5*	Product Development and Supply Agreement dated May 30, 2007 between GlucoTel Scientific Inc. and LRE Medical GmbH
10.6*	Subscription Agreement between our company and Galaxy Equity Holdings Inc. dated June 30, 2007
10.7*	Office Lease Agreement between Bodytel North America, LLC and One Independent Square LLC dated December 1, 2007
10.8*	Loan Agreement dated November 9, 2007 between BodyTel Scientific Inc. and GlucoTel Scientific Inc.
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BODYTEL SCIENTIFIC INC.

By: /s/ Stefan Schraps

Stefan Schraps
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)
Dated: January 21, 2008