Form 10KSB/A
period 2007-02-28
BODYTEL SCIENTIFIC INC.
filed 2008-04-11
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

[   ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal period ended ______________________________

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from September 1, 2006 to February 28, 2007

Commission file number: 000-51633

BODYTEL SCIENTIFIC INC.
(Name of small business issuer in its charter)

Nevada	98-0461698
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

2470 St Rose Pkwy, Suite 304
Henderson, Nevada 89074
(Address of principal executive offices)

(506) 872-4033
Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
registered	each class is registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.001
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A.
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

$8,904,000 as of February 28, 2007 based on the last sale’s price of our common stock

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

44,175,000 shares of common stock as of February 28, 2007

Explanatory Note

BodyTel Scientific Inc., a Nevada corporation, formerly known as SellCell.Net (the “Company”,) is amending this Annual Report on Form 10-KSB/A (the “Annual Report”) for the following reasons:

(i)

On April 13, 2007, the Company changed its fiscal year end to February 28th from August 31st, and has amended the front cover page of this Annual Report to reflect the fact that this Annual Report constitutes a transition report for the transition period from September 1, 2006, to February 28, 2007;

(ii)

The Company has inserted Note 8 to the accompanying audited financial statements as of February 28, 2007, August 31, 2006, and for the six months ended February 28, 2007, for the year ended August 31, 2006, and from inception (April 4, 2005) through February 28, 2007, to include the comparative transition period unaudited financial statements as of February 28, 2006, and for the three months and six months then ended;

(iii)

As described in Note 3, the Company has restated its audited financial statements as of February 28, 2007, August 31, 2006, and for the six months ended February 28, 2007, for the year ended August 31, 2006, and from inception (April 4, 2005) through February 28, 2007, as a correction of an error to properly reflect a 13 for 1 forward stock split of its common stock, par value $0.001 per share, declared and completed as of January 2, 2007; and

(iv)	Certain phrases and words in this Annual Report have been changed only for descriptive and clarity purposes.

Other than the foregoing items, no part of the Annual Report on Form 10-KSB filed on June 20, 2007 is being amended, and the filing of this Annual Report on Form 10-KSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to June 20, 2007.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

In General

BodyTel Scientific Inc. ("Company") was incorporated in Nevada as a development stage company on April 4, 2005, with a mission to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular telephones (“cell phones”). Since its inception, the Company has strived to gain a large number of postings of cell phones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that will appeal to a broad market of interested buyers.

Commencing in December 2006, the Company embarked on an aggressive transition in its Business Plan from developing a state-of-the-art online marketplace for new and used cell phones to a Company seeking to marketing state-of-the-art monitoring products and services to diabetic patients.

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

The Company changed its name from SellCell.Net to BodyTel Scientific Inc. effective December 13, 2006.

Products and services

The GlucoTel Product, initially consisting of a Bluetooth capable blood glucose meter, will be the first product to be introduced into the United States. The GlucoTel Product is smaller and easier to use than any other meter currently being offered in the market. Our device will be small enough to be able to be carried on a key chain. The button-less meter reads blood glucose levels and sends the results wirelessly through the patient’s cellular phone directly into a web portal that tracks and manages this data. Furthermore, the GlucoTel device is also able to transmit meal and physical activity data via the cell phone. The data can then be viewed by the patient and the physician to be able to assess and make decisions based on the data as frequently as desired.

A further service that will be offered is the provision of an online store link on the website where users can log into and re-order supplies.

Market

Diabetes is a chronic problem that affects more than 171 million people worldwide and more than 20 million in the United States. In 2003, treatment and management of the disease accounted for 6.2 percent of United States Healthcare spending or $105 billion. Over the next decade, the number of diabetic patients is projected to expand at a rapid annual pace due to the following: evolving demographic patterns that will boost the number of individuals in diabetes-vulnerable age groups, the expanding prevalence of obesity will lead to a substantial rise in the incidence of Type II diabetes, and the upgrade of consumer health awareness programs will reduce the percentage of diabetic conditions that remain undiagnosed.

There are two main types of diabetes:

  Type I diabetes: this type of diabetes accounts for about 5-10% of all diagnosed diabetes. It develops most often in children and young adults, which is why it used to be called “juvenile diabetes.” Type I is an autoimmune disease, which means that the immune system does not work properly. Type I patients must take insulin injections because without insulin, the body cannot use sugar and fat broken down from the food you eat. When sugar cannot get into your cells, your blood sugar rises and causes extensive damage to your internal organs.
  Type II diabetes: this type of diabetes differs from Type I in that the body can produce some insulin but not enough. This severe disease can cause organ failure, blindness, and loss of limbs. Treatment differs at various stages of this disease and can consist of losing weight, eating properly and exercising or taking oral or injected medications.

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

Competition

Diabetes monitoring products include competition segments with a broad group of members ranging in size from giant multinational corporations to small revenue challenged firms in the initial stages of development. The largest industry competitors actively marketing blood glucose monitoring devices include Abbott Laboratories, Bayer, Johnson & Johnson, and Roche Holding. Blood glucose monitors sold by these competitors account for over 90 percent of sales within the market. These companies achieved their leading positions by initially concentrating on one or two product lines of strength and then diversifying into new areas through internal development, acquisitions, and/or collaborative agreements.

Personnel

The Company currently has no employees other than its President and CEO. GlucoTel Scientific employs one person to manage the execution of the business plan. We use the services of consultants to perform various professional services where cost-beneficial. We believe that this use of third-party service providers may enhance our ability to contain general and administrative expenses.

Stock Exchange Listing

The Company is currently listed in the United States on the Over the Counter Bulletin Board (OTC:BB) and in Germany on the Frankfurt Stock Exchange.

Registrant Information

We file annual, quarterly, and special reports and other information with the Securities and Exchange Commission (“SEC”) that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

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

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

We believe that of the significant accounting policies used in the preparation of our financial statements (see Note 1 to the Financial Statements), the following is a critical accounting policy, which may involve a higher degree of judgment, complexity, and estimates. Our plan of operation for the next twelve months is to concentrate on participating on the execution of the business plan of GlucoTel Scientific. The Company will no longer concentrate on the creation of a platform to facilitate transactions between buyers and sellers of new and used cellular telephones.

GlucoTel Scientific will concentrate on securing the required approvals and launch its marketing plans for the GlucoTel Product.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing or profits from sales from the GlucoTel Product. For these reasons our independent registered auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

Results of Operations for the Period Ended February 28, 2007

We have not earned any revenues from our incorporation on April 4, 2005 through February 28, 2007. We do not anticipate earning revenues unless our joint venture enters into commercial production of the GlucoTel Product and will then only realize revenues based on our percentage of ownership.

We incurred operating expenses in the amount of $25,642 for the six months ended February 28, 2007. These operating expenses were comprised of legal and accounting fees of $24,559, professional fees $582, and stock transfer fees of $501. We also incurred a loss from our 50% investment in the joint venture of $(157,458).

We have not attained profitable operations and are dependent upon obtaining financing to pursue activities. For these reasons, our registered independent auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity

On December 6, 2006, 625,000 shares of our common stock (post reverse split) were issued to raise capital for the investment in the joint venture. The sale of the shares raised funds of $1,250,000 which was used to obtain a fifty (50) percent interest in the joint venture GlucoTel Scientific. The Company intends to generate sales of the GlucoTel Product and seek further equity financing to fund its operations over the next twelve months.

ITEM 7: FINANCIAL STATEMENTS

BODYTEL SCIENTIFIC INC.
(Formerly SellCell.Net)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007, AND AUGUST 31, 2006

REPORT OF REGISTERED INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of BodyTel Scientific Inc. (formerly SellCell.Net):

We have audited the accompanying balance sheets of BodyTel Scientific Inc. (formerly SellCell.Net) (a Nevada corporation in the development stage) as of February 28, 2007, and August 31, 2006, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the six months ended February 28, 2007, for the year ended August 31, 2006, and from inception (April 4, 2005) through February 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 3 to the financial statements, in March 2008, management of the Company determined that the financial statements as of February 28, 2007, and August 31, 2006, omitted the description and affect of a 13 for 1 forward stock split of the common stock of the Company which was declared and completed on January 2, 2007. Accordingly, the accompanying financial statements have been restated to reflect the impact of the forward stock split on the shares issued and outstanding which decreased the loss per share – basic and diluted of $(0.05) in 2007, and $(0.02) in 2006, to $0.00 and $0.00, respectively.

Respectfully submitted,

/S/ Davis Accounting Group P.C.

Cedar City, Utah,
June 19, 2007, except for Note 3 for which
the date is April 1, 2008.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS (NOTES 2 AND 3) (RESTATED)
AS OF FEBRUARY 28, 2007, AND AUGUST 31, 2006

	February 28,	August 31,
	2007	2006
ASSETS
Current Assets:
Cash in bank	$-	$-
Prepaid expenses	-	501
Total current assets	-	501
Investment in Joint Venture, net	1,092,542	-
Total Assets	$1,092,542	$501

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable - Trade	$932	$350
Accrued liabilities	6,300	4,000
Total current liabilities	7,232	4,350
Long-term Debt:
Due to stockholder	22,259	-
Total liabilities	29,491	4,350
Commitments and Contingencies
Stockholders' Equity (Deficit):
Common stock, par value $.001 per share, 975,000,000 shares
authorized; 44,175,000 shares and 43,550,000 shares issued
and outstanding in 2007 and 2006, respectively	44,175	43,550
Additional paid-in capital	1,257,825	8,450
(Deficit) accumulated during the development stage	(238,949)	(55,849)
Total stockholders' equity (deficit)	1,063,051	(3,849)
Total Liabilities and Stockholders' Equity (Deficit)	$1,092,542	$501

The accompanying notes to financial statements are an integral part of these balance sheets.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTES 2 AND 3) (RESTATED)
FOR THE SIX MONTHS ENDED FEBRUARY 28, 2007,
THE YEAR ENDED AUGUST 31, 2006, AND
CUMULATIVE FROM INCEPTION (APRIL 4, 2005)
THROUGH AUGUST 31, 2006

	Six Months
	Ended	Year Ended	Cumulative
	February 28,	August 31,	From
	2007	2006	Inception

Revenues	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Expenses:
General and administrative-
Legal and accounting fees	24,559	14,700	42,459
Professional fees	1,083	26,480	27,563
Other general and administrative expenses	-	11,368	11,469
Total general and administrative expenses	25,642	52,548	81,491
(Loss) from Operations	(25,642)	(52,548)	(81,491)
Loss from Glucotel Scientific Inc.
(50% interest in joint venture)	(157,458)	-	(157,458)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(183,100)	$(52,548)	$(238,949)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	43,693,836	43,432,466

The accompanying notes to financial statements are an integral part of these statements.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELCELL. NET)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (NOTES 2 AND 3) (RESTATED)
FOR THE PERIODS FROM INCEPTION (APRIL 4, 2005)
THROUGH FEBRUARY 28, 2007

				(Deficit)
				Accumulated
			Additional	During the
	Common stock		Paid-in	Development
Description	Shares	Amount	Capital	Stage	Totals
Balance - April 4, 2005	-	$-	$-	$-	$-
Common stock issued for cash	39,650,000	39,650	9,350	-	49,000
Net (loss) for the period	-	-	-	(3,301)	(3,301)
Balance - August 31, 2005	39,650,000	39,650	9,350	(3,301)	45,699
Common stock issued for cash	3,900,000	3,900	(900)	-	3,000
Net (loss) for the period	-	-	-	(52,548)	(52,548)
Balance - August 31, 2006	43,550,000	$43,550	$8,450	$(55,849)	$(3,849)
Common stock issued for cash	625,000	625	1,249,375	-	1,250,000
Net (loss) for the period	-	-	-	(183,100)	(183,100)
Balance - February 28, 2007	44,175,000	$44,175	$1,257,825	$(238,949)	$1,063,051

The accompanying notes to financial statements are an integral part of these statements.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE PERIODS ENDED FEBRUARY 28, 2007,
THE YEAR ENDED AUGUST 31, 2006, AND CUMULATIVE
FROM INCEPTION (APRIL 4, 2005) THROUGH FEBRUARY 28, 2007

	Six Months
	Ended	Year Ended	Cumulative
	February 28,	August 31,	From
	2007	2006	Inception

Operating Activities:
Net (loss)	$(183,100)	$(52,548)	$(238,949)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
(Loss) - Equity investment in Joint Venture	157,458	-	157,458
Changes in assets and liabilities-
Prepaid expenses	501	4,499	-
Accounts payable - Trade	582	350	932
Accrued liabilities	2,300	4,000	6,300
Net Cash (Used in) Operating Activities	(22,259)	(43,699)	(74,259)
Investing Activities:
Investment in Joint Venture	(1,250,000)	-	(1,250,000)
Net Cash (Used in) Investing Activities	(1,250,000)	-	(1,250,000)
Financing Activities:
Due to stockholder	22,259	-	22,259
Issuance of common stock for cash	1,250,000	3,000	1,302,000
Net Cash Provided by Financing Activities	1,272,259	3,000	1,324,259
Net Increase in Cash	-	(40,699)	-
Cash - Beginning of Period	-	40,699	-
Cash - End of Period	$-	$-	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes to financial statements are an integral part of these statements.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
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

    Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended February 28, 2007, or August 31, 2006.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007, AND AUGUST 31, 2006

    Income Taxes

The Company accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

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

    Fair Value of Financial Instruments

The Company estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Company could realize in a current market exchange. As of February 28, 2007, and August 31, 2006, the carrying value of accounts payable – trade, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

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

    Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of February 28, 2007, and August 31, 2006, and expenses for the periods ended February 28, 2007, and August 31, 2006, and cumulative from inception. Actual results could differ from those estimates made by management.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007, AND AUGUST 31, 2006

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

The Company filed a Registration Statement with the Securities and Exchange Commission (“SEC”) to register 24,050,000 shares of its common stock (post-forward split) for resale by selling stockholders of the Company. The Registration Statement filed with the SEC was declared effective on November 14, 2005. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

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

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007, AND AUGUST 31, 2006

(3)            Correction of Error

In March 2008, management of the Company determined that the financial statements as of February 28, 2007, and August 31, 2006, as filed in its Annual Report on Form 10-KSB with the SEC omitted the description and affect of a 13 for 1 forward stock split of the common stock of the Company which was declared and completed on January 2, 2007. Accordingly, the accompanying financial statements have been restated to reflect the impact of the forward stock split on the shares issued and outstanding which decreased the loss per share – basic and diluted of $(0.05) in 2007, and $(0.02) in 2006, to $0.00 and $0.00, respectively.

(4)            Formation of Joint Venture

On December 6, 2006, the Company entered into an agreement establishing an incorporated Joint Venture with Safe-com to form GlucoTel Scientific, Inc. a Nevada corporation. The Joint Venture was formed to pursue the development, production, and marketing of a portable blood glucose meter that transmits results via cellular phones. As of February 28, 2007, the Joint Venture was still in the development stage. During the period from December 6, 2006, through February 28, 2007, the Company contributed $1,250,000 to the Joint Venture to fund certain start-up activities and provide working capital. For Safe-com’s ownership interest, the company contributed all received trademarks, or trademarks which are currently in approval, all patent applications, and all other relevant assets pertaining to the research and development of the blood glucose meter.

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

The Company accounts for its investment in the Joint Venture under the equity method. During the period from December 6, 2006, through February 28, 2007, the Company recognized $157,458 as its share of the Joint Venture’s losses through February 28, 2007. This amount is reflected as a non-operating expense in the Company’s statement of operations.

(5)            Common Stock

On January 12, 2007, the Company issued 625,000 shares of common stock (post forward split) at a price of $2.00 per share for cash proceeds of $1,250,000.

On January 2, 2007, the Company completed a 13 for 1 split of its common stock to outstanding stockholders as of January 2, 2007. Accordingly, all issued amounts of common stock in the accompanying financial statements have been restated to reflect the forward stock split.

On September 12, 2005, the Company issued 3,900,000 shares of common stock (post forward split) at a price of $0.000769 per share for cash proceeds of $3,000.

In August 2005, the Company issued 20,150,000 shares of common stock (post forward split) pursuant to a Private Placement Offering at a price of $0.001687 per share for cash proceeds of $34,000.

On May 27, 2005, the Company issued 19,500,000 shares of common stock (post forward split) pursuant to a Private Placement Offering at a price of $0.000769 per share for cash proceeds of $15,000.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007, AND AUGUST 31, 2006

(6)            Income Taxes

The provision (benefit) for income taxes for the periods ended February 28, 2007, and August 31, 2006, were as follows (assuming a 15% effective tax rate):

	2007	2006
Current Tax Provision:
Federal-
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
Federal-
Loss carryforwards	$27,500	$7,900
Change in valuation allowance	(27,500)	(7,900)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of February 28, 2007, and August 31, 2006, as follows:

	2007	2006
Loss carryforwards	$35,900	$8,400
Less - Valuation allowance	(35,900)	(8,400)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the periods ended February 28, 2007, and August 31, 2006, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of February 28, 2007, the Company had approximately $238,950 in tax loss carryforwards that can be utilized in future periods to reduce taxable income, and expire in the year 2027.

(7)            Recent Accounting Pronouncements

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

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007, AND AUGUST 31, 2006

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”). This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, that this new pronouncement will have on its financial statements.

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

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007, AND AUGUST 31, 2006

(8)            Transition period comparative figures

February 28,
2006
(Unaudited)
ASSETS
Current Assets:
Cash in bank	$26,224
Prepaid expenses	501
Total current assets	26,725
Total Assets	$26,725

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable - Trade and accrued liabilities	$174
Total current liabilities	174
Total liabilities	174
Commitments and Contingencies
Stockholders' Equity:
Common stock, par value $.001 per share, 975,000,000 shares
authorized; 43,550,000 shares issued and outstanding	43,550
Additional paid-in capital	8,450
(Deficit) accumulated during the development stage	(25,449)
Total stockholders' equity	26,551
Total Liabilities and Stockholders' Equity	$26,725

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 28, 2007, AND AUGUST 31, 2006

(8)            Transition period comparative figures, (continued)

	Three Months	Six Months
	Ended	Ended	Cumulative
	February 28,	February 28,	From
	2006	2006	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Expenses:
General and administrative-
Legal and accounting fees	1,800	9,800	12,800
Professional fees	10,000	10,000	10,000
Other general and administrative expenses	259	2,348	2,649
Total general and administrative expenses	12,059	22,148	25,449
(Loss) from Operations	(12,059)	(22,148)	(25,449)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(12,059)	$(22,148)	$(25,449)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.00)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	43,550,000	43,291,436

(9)            Subsequent Events

Subsequent to February 28, 2007, the Company became listed on Germany’s largest stock exchange.

In January 2008, the Company entered into an agreement with ZA Consulting, Inc., to provide investor relations and financial communications services.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 9, 2006, John Kinross-Kennedy, CPA’s engagement as the Registrant’s registered independent accountant was mutually terminated. Such termination was recommended and approved by the Registrant’s Board of Directors.

The audit report of John Kinross-Kennedy, CPA on the financial statements for the year ended August 31, 2005, contained no adverse opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except for a qualification as to going concern. In addition, during the Registrant’s fiscal year ended August 31, 2005 and through October 9, 2006, there were no disagreements with John Kinross-Kennedy, CPA on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, with disagreements, if not resolved to the satisfaction of John Kinross-Kennedy, CPA, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. None of the reportable events set forth in Item 304 (a)(1)(iv)(B) of Regulation S-B occurred within the Registrant’s fiscal year ended August 31, 2005 nor through October 9, 2006.

We engaged Davis Accounting Group P.C. (“Davis”), as our new registered independent auditors on October 30, 2006. We did not consult with Davis prior to the date of engagement regarding the application of accounting principles, the type of audit opinion that might be rendered by it or any other similar matter. The decision to retain Davis Accounting Group P.C. was recommended and approved by the Registrant’s Board of Directors.

ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer, Sergio Almendros Pallares.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported.

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

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

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

	Number	Transactions	Known Failures
	Of late	Not Timely	To File a
Name and principal position	Reports	Reported	Required Form
Stefan Schraps (President, Director Secretary and Treasurer)	0	0	0

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended February 28, 2007.

		Annual Compensation				Long Term Compensation

					Other Annual	Restricted Stock	Options/	LTIP	All Other
Name (1)	Title	Year	Salary	Bonus	Compensation	Awarded	SARs (#)	payouts ($)	Compensation
Stefan Schraps	President	2006	$0	0	0	0	0	0	0

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

Title of Class	Name and address	beneficial	Percent of
	of beneficial owner	ownership	class
Common stock	Morrison Holdings LLC	19,500,000	44.1%
Common stock	Galaxy Equity Holdings Inc	625,000	1.41%
Common stock	All officers and Directors as a group that consists of	-	-%
	one person

The percent of class is based on 44,175,000 shares of common stock issued and outstanding as of February 28, 2007.

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

ITEM 13: EXHIBITS AND REPORTS

Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountant Davis Accounting Group P.C. rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal period ended
	August 31, 2006	February 28, 2007

Audit fees	$7,300	$5,300
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	Nil	Nil

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, and the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODYTEL SCIENTIFIC INC.

By: /s/ Stefan Schraps
       Stefan Schraps
       President, Chief Executive Officer,
       Chief Financial Officer and Director
       (Principal Executive Officer and Principal
       Financial and Accounting Officer)
       Date: April 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ Stefan Schraps
       Stefan Schraps
       President, Chief Executive Officer,
       Chief Financial Officer and Director
       (Principal Executive Officer and Principal
       Financial and Accounting Officer)
       Date: April 10, 2008