Form 10QSB/A
period 2007-05-31
BODYTEL SCIENTIFIC INC.
filed 2008-04-11
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X] Amended Quarterly Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 44,175,000 shares of common stock as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

EXPLANATORY NOTE

BodyTel Scientific, Inc., a Nevada corporation, formerly known as SellCell.Net (the “Company”), is amending this Quarterly Report on Form 10-QSB/A (the “Quarterly Report”) for the following reasons:

(i)

As described in Note 3 to the interim unaudited financial statements, the Company has restated its interim financial statements as of May 31, 2007, and for the three-month periods ended May 31, 2007, and 2006, and from inception (April 4, 2005) through May 31, 2007, as a correction of an error to properly reflect a 13 for 1 forward stock split of its common stock, par value $0.001 per share, declared and completed as of January 2, 2007; and

(ii)	Certain phrases and word in this Quarterly Report have been changed only for descriptive and clarity purposes.

Other than the foregoing items, no part of the Quarterly Report on Form 10-QSB filed on July 16, 2007, is being amended, and the filing of this Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to July 16, 2007.

PART I

ITEM 1.           Financial Statements

The following interim unaudited financial statements of BodyTel Scientific Inc. as of May 31, 2007, and for the three-month periods ended May 31, 2007, and 2006, and cumulative from inception (April 4, 2005) through May 31, 2007, are included with this Quarterly Report on Form 10-QSB/A:

(a)	Restated Balance Sheet as of May 31, 2007;

(b)	Restated Statements of Operations for the three months ended May 31, 2007, and 2006, and for the period from inception (April 4, 2005) through May 31, 2007;

(c)	Statements of Cash Flows for the three months ended May 31, 2007, and 2006, and for the period from inception (April 4, 2005) through May 31, 2007; and

(d)	Notes to Financial Statements Mary 31, 2007, and 2006.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (NOTES 2 AND 3) (RESTATED)
AS OF MAY 31, 2007 (Unaudited)

2007

ASSETS

Current Assets:
Cash in bank	$-

Total current assets	-

Investment in Joint Venture, net	867,353

Total Assets	$867,353

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable - Trade	$7,177
Accrued liabilities	10,800
Due to stockholder	22,259

Total current liabilities	40,236

Total liabilities	40,236

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $.001 per share, 975,000,000 shares
authorized; 44,175,000 shares issued and outstanding	44,175
Additional paid-in capital	1,257,825
(Deficit) accumulated during the development stage	(474,883)

Total stockholders' equity	827,117

Total Liabilities and Stockholders' Equity	$867,353

The accompanying notes to financial statements are an integral part of this balance sheet.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (NOTES 2 AND 3) (RESTATED)
FOR THE THREE-MONTH PERIODS ENDED MAY 31, 2007, AND 2006,
AND CUMULATIVE FROM INCEPTION (APRIL 4, 2005) THROUGH MAY 31, 2007
(Unaudited)

			Cumulative
	Three Months Ended May 31,		From
	2007	2006	Inception

Revenues	$-	$-	$-
Cost of Goods Sold	-	-	-
Gross Profit	-	-	-
Expenses:
General and administrative-
Legal and accounting fees	8,864	500	51,323
Professional fees	1,881	-	29,444
Other general and administrative expenses	-	8,597	11,469
Total general and administrative expenses	10,745	9,097	92,236
(Loss) from Operations	(10,745)	(9,097)	(92,236)
Loss from Glucotel Scientific Inc.
(50% interest in joint venture)	(225,189)	-	(382,647)
Other Income (Expense)	-	-	-
Provision for income taxes	-	-	-
Net (Loss)	$(235,934)	$(9,097)	$(474,883)
(Loss) Per Common Share:
(Loss) per common share - Basic and Diluted	$(0.01)	$(0.00)
Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	44,175,000	43,550,000

The accompanying notes to financial statements are an integral part of these statements.

BODYTEL SCIENTIFIC INC.
(FORMERLY SELLCELL.NET)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (NOTE 2)
FOR THE THREE-MONTH PERIODS ENDED MAY 31, 2007, AND 2006,
AND CUMULATIVE FROM INCEPTION (APRIL 4, 2005) THROUGH MAY 31, 2007
(Unaudited)

			Cumulative
	Three Months Ended May 31,		From
	2007	2006	Inception

Operating Activities:
Net (loss)	$(235,934)	$(9,097)	$(474,883)
Adjustments to reconcile net (loss) to net cash
(used in) operating activities:
(Loss) - Equity investment in Joint Venture	225,189	-	382,647
Changes in assets and liabilities-
Accounts payable - Trade	6,245	(174)	7,177
Accrued liabilities	4,500	-	10,800
Net Cash (Used in) Operating Activities	-	(9,271)	(74,259)
Investing Activities:
Investment in Joint Venture	-	-	(1,250,000)
Net Cash (Used in) Investing Activities	-	-	(1,250,000)
Financing Activities:
Due to stockholder	-	-	22,259
Issuance of common stock for cash	-	-	1,302,000
Net Cash Provided by Financing Activities	-	-	1,324,259
Net (Decrease) in Cash	-	(9,271)	-
Cash - Beginning of Period	-	26,224	-
Cash - End of Period	$-	$16,953	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

In December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system. Under the Joint Venture arrangement, the Company obtained fifty (50) percent ownership interest of the Joint Venture in return for an investment of $1,250,000. Safe-com transferred to the Joint Venture all received trademarks or trademarks which were then currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter, in exchange for a fifty (50) percent ownership interest.

The accompanying financial statements of BodyTel Scientific Inc. were prepared from the accounts of the Company under the accrual basis of accounting.

     Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the period ended February 28, 2007, and the year ended August 31, 2006. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three-month period ended May 31, 2007, are not necessarily indicative of the results that may be expected for the fiscal year ending February 28, 2008.

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

     Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended May 31, 2007, and 2006.

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

In December 2006, the Company entered into an incorporated joint venture (the “Joint Venture”) with Safe-com GMBH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system. Under the Joint Venture arrangement, the Company obtained fifty (50) percent ownership of the Joint Venture in return for an investment of $1,250,000. Safe-com transferred to the Joint Venture all received trademarks or trademarks which were then currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter, in exchange for a fifty (50) percent ownership interest.

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

(3)      Correction of Error

In March 2008, management of the Company determined that the interim financial statements as of May 31, 2007, and 2006, as filed in its Quarterly Report on Form 10-QSB with the SEC omitted the description and affect of a 13 for 1 forward stock split of the common stock of the Company which was declared and completed on January 2, 2007. Accordingly, the accompanying interim financial statements have been restated to reflect the impact of the forward stock split on the shares issued and outstanding which decreased the loss per share – basic and diluted of $(0.06) in 2007, and $(0.00) in 2006, to $(0.01) and $0.00, respectively.

(4)      Formation of Joint Venture

On December 6, 2006, the Company entered into an agreement establishing an incorporated Joint Venture with Safe-com to form GlucoTel Scientific, Inc. a Nevada corporation. The Joint Venture was formed to pursue the development, production, and marketing of a portable blood glucose meter that transmits results via cellular phones. As of May 31, 2007, the Joint Venture was still in the development stage. During the period from December 6, 2006, through May 31, 2007, the Company contributed $1,250,000 to the Joint Venture to fund certain start-up activities and provide working capital. For Safe-com’s ownership interest, it contributed all received trademarks, or trademarks which were then currently in approval, all patent applications, and all other relevant assets pertaining to the research and development of the blood glucose meter.

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

The Company accounts for its investment in the Joint Venture under the equity method. During the period from March 1, 2007, through May 31, 2007, the Company recognized $225,189 as its share of the Joint Venture’s losses through May 31, 2007. This amount is reflected as a non-operating expense in the Company’s statement of operations.

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

On May 27, 2005, the Company issued 19,500,000 shares of common stock (post forward split) pursuant to a Private Placement Offering at a price of $0.0007691 per shares for cash proceeds of $15,000.

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

(7)      Recent Accounting Pronouncements

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

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” (FASB No. 159). FASB No. 159, which becomes effective for the company on January 1, 2008, permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its financial condition, results of operations, cash flows, or disclosures.

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

(8)      Due to Stockholder

As of May 31, 2007, the company borrowed $22,259 from a stockholder for working capital purposes. The amount due to the stockholder is unsecured, non-interest bearing, and has no terms for repayment.

(9)      Subsequent Events

Subsequent to May 31, 2007, the Company received funds of $1,250,000 to issue 625,000 common shares at $2.00 per share. The Company is in the process of having these shares issued, and are expected to be issued no later then July 23, 2007. The proceeds from the sale of common stock have been advanced to GlucoTel Scientific Inc, a Joint Venture in which the company holds a 50% equity interest (see Note 4), in order for it to continue its marketing efforts and provide the entity with the funds necessary to conduct the necessary trials of its blood glucose monitor product as part of the FDA and CE approval process.

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

Glucotel Scientific Inc. has the following patents and trademarks: European Trademark- Glucotel (file number 005130687) granted on October 16, 2006, European Trademark Application- BodyTel (file number 005178827) applied for on July 4, 2006, European Trademark Application – Weighttel (file number 005179064) applied for on July 4, 2006, European Trademark Application – Pressuretel (file number 005179131) applied for on July 4, 2006 and European Patent Application –Diabetes Smartphone (file number 06006190.0) applied for on March 24, 2006. The patents and trademarks to be filed include: European Trademark Application – CardioTel and European Patent Application – Diabetes Webshop.

Our expenditures for the next 12 months are expected to include:

Research and Development:	$748,750
Employment costs	272,500
Legal and accounting	141,000
Travel	125,000
Marketing	50,000
Working capital	58,250
Total	$1,395,500

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing or profits from sales commissions through our website. For these reasons our registered independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern.

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

FORWARD LOOKING STATEMENTS

Certain matters discussed or referenced in this report, including expectation of increased revenues and continuing losses, our financing requirements, our capital expenditures and our prospects for the development of our blood glucose monitor, are forward-looking statements. Other forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will”, “expect”, “believe”, “estimate”, “anticipate”, “intend”, “continue”, or similar terms, variations of such terms or the negative of such terms. All forward-looking statements speak only as of the date of this report, and we expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations with regard to such statements or any change in events, conditions or circumstances on which any such statement is based. Although such statements are based upon our current expectations, and we believe such expectations are reasonable, such expectations, and the forward-looking statements based on them, are subject to a number of factors, risks and uncertainties that could cause our actual results to differ materially from those described in the forward-looking statements, including those described below and in our other filings with the Securities and Exchange Commission.

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

Subsequent to May 31, 2007, the Company received funds of $1,250,000 to issue 625,000 common shares at $2.00 per share. The Company is in the process of having these shares issued and expect to be issued no later then July 23, 2007. The proceeds from the sale of the common shares of common stock have been advanced to GlucoTel Scientific Inc in order for it to continue its marketing efforts and provide the entity with the funds necessary to conduct the necessary trials of its blood glucose monitor as part of the FDA and CE approval process.

Item 6.           Exhibits and Reports on Form 8-K

EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits and Index of Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K.

On March 13, 2007, the Company posted an amended 8-K which included a letter from the former accountants to the SEC regarding the termination of the accountants in October of 2006.

On March 13, 2007, the Company issued a press release regarding its new corporate website.

On March 14, 2007, the Company announced that it would be in attendance at a telehealth conference in Hannover, Germany.

On March 16, 2007, the Company issued a news release regarding the appointment of Dr. Wesley Valdes to the Scientific Advisory Board.

On March 26, 2007, the Company issued a news release regarding the application for a patent on Automated Glucose Test-Strip Procurement.

Also on March 26, 2007, the Company announced that it would be attending the American Association of Clinical Endocrinologists April 11-15 in Seattle.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Amended Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bodytel Scientific Inc.

By:          /s/ Stefan Schraps.

Stefan Schraps, President,
Chief Executive Officer and
Chief Financial Officer Director

Date: April 10, 2008