Form 10QSB/A
period 2007-08-31
BODYTEL SCIENTIFIC INC.
filed 2008-04-11
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

BodyTel Scientific Inc. (the "Company") is amending this Quarterly Report on Form 10-QSB for the following reasons:

(i)

the Company is required to restate its previously issued financial statements for the quarter ended August 31, 2007. The restatement is being made to recognize the change in the accounting policy regarding the Company’s 50% investment GlucoTel Scientific Inc. (“GlucoTel”), an incorporated joint venture. Management has determined that the Company attained financial control of GlucoTel as of June 30, 2007. Accordingly the Company is amending its financial statements included in this report to consolidate GlucoTel as a variable interest entity.

(ii)

The restatement will result in a number of changes to the Company’s financial statements for the period ended August 31, 2007, including the following: an increase in the Company’s reported net loss for the six months ended August 31, 2007 of $974,234; a decrease in total assets of $835,239 as at August 31, 2007, an increase in accounts payable and accrued liabilities from $15,981 to $154,976 as at August 31, 2007; an increase in total current liabilities from $38,240 to $177,235 as at August 31, 2007; a decrease to additional paid-in capital from $2,547,400 to $2,507,825; a decrease in stockholders’ equity from $1,707,677 to $733,433; an increase in expenses from $58,117 to $2,039,596; and the consequential changes to the consolidated statement of cash flows.

(iii)

As described in Note 3 to the interim unaudited financial statements, the Company has restated its interim financial statements as of August 31, 2007, and for the three and six month periods ended August 31, 2007, and 2006, and from inception (April 4, 2005) through August 31, 2007, as a correction of an error to properly reflect a 13 for 1 forward stock split of its common stock, par value $0.001 per share, declared and completed as of January 2, 2007, to properly reflect the stock split for the comparative periods in 2006.

Other than the foregoing items, no part of the Quarterly Report on Form 10-QSB filed on October 22, 2007 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to October 22, 2007.

PART I

ITEM 1.               Consolidated Financial Statements

The following interim unaudited consolidated financial statements of BodyTel Scientific, Inc. (the “Company”) are included with this Quarterly Report on Form 10-QSB:

(a)	Consolidated Balance Sheet as of August 31, 2007 (Unaudited);

(b)	Consolidated Statements of Operations (Unaudited) for the three and six months ended August 31, 2007 and 2006, and for the period from April 4, 2005 (date of inception) through August 31, 2007;

(c)	Consolidated Statements of Cash Flows (Unaudited) for the six months ended August 31, 2007 and 2006 and for the period from April 4, 2005 (date of inception) through August 31, 2007; and

(d)	Notes to Consolidated Financial Statements.

BODYTEL SCIENTIFIC, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

August 31,
2007
(Unaudited)

ASSETS

Current
Cash and cash equivalents	$862,593
Prepaid expenses	6,141
Total current assets	868,734

Property and equipment, net of accumulated depreciation	41,944

Total assets	$910,678

LIABILITIES

Current
Accounts payable and accrued liabilities	$154,976
Due to shareholder	22,259
Total current liabilities	177,235

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
975,000,000 common voting stock with a par value of $0.001 per share
Issued: 72,482,500 shares;
Outstanding: 44,175,000 common shares	44,175
Additional paid-in capital	2,507,825
(Deficit) accumulated during the development stage	(1,818,557)
Total stockholders’ equity	733,433

Total Liabilities and Stockholders’ Equity	$910,678

The accompanying notes are an integral part of these consolidated financial statements.

BODYTEL SCIENTIFIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
					Period From
					April 4,
	Three	Three			2005
	Months	Months	Six Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	To
	August 31,	August 31,	August 31,	August 31,	August 31,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising	21,586	-	21,586	-	21,586
Depreciation	5,753	-	5,753	-	5,753
Bank charges and interest	1,003	-	1,003	-	1,003
Consulting	33,937	-	33,937	-	33,937
Investor communications	14,620	-	14,620	-	14,620
Management salaries	16,000	-	16,000	-	16,000
Motor vehicle expenses	4,064		4,064		4,064
Office	24,728	704	24,728	9,276	36,197
Professional fees	16,071	20,706	24,935	21,206	94,957
Regulatory fees	6,352	-	8,233	-	8,233
Rent	436	-	436	-	436
Research and development	1,838,796	-	1,838,796	-	1,838,796
Telephone	94	-	94	-	94
Travel and entertainment	45,391	-	45,391	-	45,391
	2,028,831	21,410	2,039,576	30,482	2,121,067

(Loss) from operations	(2,028,831)	(21,410)	(2,039,576)	(30,482)	(2,121,067)

(Loss) from joint venture	(93,382)		(318,571)		(476,029)

Non-controlling interest	773,969	-	773,969	-	773,969

Interest income	4,570	-	4,570	-	4,570

Net (loss)	$(1,343,674)	$(21,410)	$(1,579,608)	$(30,482)	$(1,818,557)

Basic and diluted loss per common share	$(0.03)	$(0.00)	$(0.04)	$(0.00)
Weighted average number of common
shares outstanding	44,175,000	43,550,000	44,175,000	43,550,000

The accompanying notes are an integral part of these consolidated financial statements

BODYTEL SCIENTIFIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period
			From
			April 4,2005
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	August 31,	August 31,	August 31,
	2007	2006	2007

Cash Flows from Operating Activities:

NET CASH FLOWS (USED IN)
OPERATING ACTIVITIES	$(514,457)	$(26,224)	$(588,716)

Cash Flows used in Investing Activities:
Equipment	(24,512)	-	(24,512)
Cash received on acquisition of subsidiary	151,562	-	151,562
Investment in Joint Venture	-	-	(1,250,000)
NET CASH FLOWS PROVIDED BY
(USED IN) INVESTING ACTIVITIES	127,050	-	(1,122,950)

Cash Flows from Financing Activities:
Advances from shareholder	-	-	22,259
Cash contributed to capital	1,250,000	-	1,250,000
Issuance of common stock for cash	-	-	1,302,000
NET CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	1,250,000	-	2,574,259

Increase (Decrease) In Cash	862,593	(26,224)	862,593

Cash, Beginning of Period	-	26,224	-

Cash, End of Period	$862,593	$-	$862,593

Supplemental Disclosure of Cash Flow
Information
Cash paid during the period for:
Interest	-	-	-
Income taxes	-	-	-

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

The consolidated financial statements include the accounts and operations of BodyTel Scientific, Inc. and its 50% owned subsidiary, GlucoTel Scientific Inc, an incorporated joint venture. All intercompany accounts and transactions have been eliminated on consolidation.

For accounting purposes, the Company is treating its capital investment in GlucoTel as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of GlucoTel, such amounts are being charged to expense as incurred by GlucoTel. GlucoTel presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, GlucoTel is considered a variable interest entity and has been consolidated. The creditors of GlucoTel do not have recourse to the general credit of the Company.

     Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2007 as report on Form 10-KSB, as amended. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three and six month periods ended August 31, 2007, are not necessarily indicative of the results that may be expected for the year ending February 29, 2008.

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

     Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of August 31, 2007, and expenses for the periods ended August 31, 2007 and 2006, and cumulative from inception. Actual results could differ from those estimates made by management.

     Foreign currency translation

Assets and liabilities of the foreign subsidiary are translated into U.S. dollars at period end exchange rates. Capital accounts are translated into U.S. dollars at the acquisition date rates. Income and expense items are translated at the weighted average exchange rates for the period. Net exchange gains or losses resulting from such translations are excluded from net income (loss) but are included in comprehensive income (loss) and accumulated in a separate component of stockholders' equity.

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

From December 2006 to June 30, 2007, the Company recorded its investment in GlucoTel under the equity method. For the Period March 1, 2007 to June 30, 2007 the Company recorded $318,571 of losses. On June 30, 2007, the Company invested another $1,250,000 in the joint venture.

Commencing July 1, 2007 the Company is treating its capital investment in GlucoTel as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of GlucoTel, such amounts are being charged to expense as incurred by GlucoTel. GlucoTel presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, GlucoTel is considered a variable interest entity and has been consolidated. The creditors of GlucoTel do not have recourse to the general credit of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of August 31, 2007, the Company had working capital of $691,499, and the Company had no cash resources to meet its current Business Plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)      Correction of Error

In March 2008, management of the Company determined that the interim financial statements for the quarterly period ended August 31, 2007, as filed in its Quarterly Report on Form 10-QSB with the SEC, omitted the description and effect of a 13 for 1 forward stock split of the common stock of the Company which was declared and completed on January 2, 2007.

In addition, the August 31, 2007 financial statements have been restated to include the operations of GlucoTel Scientific, Inc. The effect on previously reported amounts is as follows:

	Previously	Restated
	Reported	Amount

Total assets	$1,745,917	$910,678
(Deficit) accumulated in the development stage	$(844,323)	$(1,818,557)
Net (loss) for the 3 months ended August 31	$(369,440)	$(1,343,674)
Net (loss) per share (3 months)	$(0.01)	$(0.03)
Net (loss) for the 6 months ended August 31	$(605,374)	$(1,579,608)
Net (loss) per share (6 months)	$(0.01)	$(0.04)

Accordingly, the accompanying interim financial statements have been restated to reflect the impact of the forward stock split on the shares issued and outstanding which decreased the loss per share – basic and diluted of $(0.03) in 2007 and $(0.01) in 2006, to $(0.03) and $0.00, respectively.

(4)      Common Stock

On August 13, 2007, the Company issued 28,307,500 shares of its common stock in anticipation of acquiring the remaining 50% ownership of GlucoTel Scientific, Inc. The shares were being held by the Company until the transaction was completed. The transaction was completed on March 5, 2008 and the shares were subsequently cancelled.

On June 30, 2007 a shareholder contributed $1,250,000 cash to the Company which was recorded as additional paid in capital.

On January 12, 2007, the Company issued 625,000 shares of common stock (post forward split) at a price of $2.00 per share for cash proceeds of $1,250,000.

On January 2, 2007, the Company completed a 13 for 1 split of its common stock to outstanding stockholders as of January 2, 2007. Accordingly, all issued amounts of common stock have been restated to reflect the forward stock split.

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

(5)      Commitments

The Company’s wholly owned subsidiary, BodyTel Europe GmbH, entered into a lease agreement for the lease of BodyTel Europe GmbH offices in Europe. Pursuant to the terms of the lease agreement the Company agreed to lease 187 square meters (2012 square feet) of office space located in Schlachthofstr. 1, Bad Wildungen, 34537 Germany for a term of two years beginning August 1, 2007 and € 1,309 (1,804) per month with an additional 19% VAT.

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

From December 2006 to June 30, 2007, the Company recorded its investment in GlucoTel under the equity method. For the Period March 1, 2007 to June 30, 2007 the Company recorded $318,571 of losses. On June 30, 2007, the Company invested another $1,250,000 in the joint venture.

Commencing July 1, 2007 the Company is treating its capital investment in GlucoTel as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of GlucoTel, such amounts are being charged to expense as incurred by GlucoTel. GlucoTel presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, GlucoTel is considered a variable interest entity and has been consolidated. The creditors of GlucoTel do not have recourse to the general credit of the Company.

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

ITEM 3. Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer, Stefan Schraps.

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

Conclusions

Based upon his evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the three months ended August 31, 2007 that have materially affected, or are reasonably likely to materially affect our internal controls.

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

Item 5.               Other Information

On December 6, 2006, the Company entered into a joint venture arrangement with Safe-com. Under this arrangement, the Company retains 50% ownership of the Joint Venture in return of an investment of $1,250,000. Safe-com, transferred to the Joint Venture: All received trade marks or trade marks which are currently in approval for GlucoTel, all patent applications for GlucoTel, the IP Rights and Source Code for the GlucoTel Software running on the mobile phones, the IP Rights and Source Code for the Webserver and Portal, the design prototype, the rights for the design of the meter, the negotiated contracts with the manufacturers of the meter and the strip manufacturer, the working prototypes of the meter, all marketing and promotional equipment (booth, roll ups, flyer, etc.) and all blueprints and architectural studies of the glucose meter.

On June 30, 2007 the Company received funds of $1,250,000 that was contributed to capital. The proceeds have been advanced to GlucoTel Scientific Inc. in order for them to continue their marketing efforts and provide the company with the funds necessary to conduct the necessary trials of their blood glucose monitor as part of the FDA and CE approval process.

Item 6.               Exhibits

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 25, 2005)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 25, 2005)
10.1

Shareholder Agreement among our company, Safe-com GmbH & Co. KG and Gluoctel Scientific Inc. dated December 6, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2006)

10.2

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