Form 10QSB/A
period 2007-11-30
BODYTEL SCIENTIFIC INC.
filed 2008-04-11
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File No. 000-51633

BODYTEL SCIENTIFIC INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0461698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Independent Drive, Suite 1701, Jacksonville, FL
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
THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the
Exchange Act after distribution of securities under a plan confirmed by a court. Yes [   ]   No [   ]

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

(i)

the Company is required to restate its previously issued financial statements for the quarter ended November 30, 2007. The restatement is being made to recognize the change in the accounting policy regarding the Company’s 50% investment GlucoTel Scientific Inc. (“GlucoTel”), an incorporated joint venture. Management has determined that the Company had financial control of GlucoTel as of June 30, 2007. Accordingly the Company is adjusting its financial statements included in this report to consolidate GlucoTel as a variable interest entity.

(ii)

The restatement will result in a number of changes to the Company’s financial statements for the period ended November 30, 2007, including the following: an increase in the Company’s reported net loss of $1,163,388 for the nine months ended November 30, 2007; a decrease in total assets of $1,076,883 as at November 30, 2007, an increase in accounts payable and accrued liabilities from $143,521 to $230,026 as at November 30, 2007; a decrease in total current liabilities from $1,915,779 to $752,284 as at November 30, 2007, the addition to the statements of operations of a non-controlling interest of $773,969 for the nine months ended November 30, 2007; the increase to additional paid-in capital from $1,298,025 to $2,507,825; the decrease in stockholders’ equity from $243,328 to $155,716; an increase in expenses from 538,106 to $2,933,024; and the consequential changes to the consolidated statement of cash flows.

(iii)

As described in Note 3 to the interim unaudited financial statements, the Company has restated its interim financial statements as of November 30, 2007, and for the three and nine month periods ended November 30, 2007, and 2006, and from inception (April 4, 2005) through November 30, 2007, as a correction of an error to properly reflect a 13 for 1 forward stock split of its common stock, par value $0.001 per share, declared and completed as of January 2, 2007, to properly reflect the stock split for the comparative periods in 2006.

Other than the foregoing items, no part of the Quarterly Report on Form 10-QSB filed on January 22, 2008 is being amended, and the filing of this Amended Quarterly Report on Form 10-QSB/A should not be understood to mean that any other statements contained therein are untrue or incomplete as of any date subsequent to January 22, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2007 and 2006
(UNAUDITED)

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)

CONTENTS

Consolidated Financial Statements

(a)	Consolidated Balance Sheet as of November 30, 2007 (Unaudited);

(b)	Consolidated Statements of Operations (Unaudited) for the three and nine months ended November 30, 2007 and 2006, and for the period from April 4, 2005 (date of inception) through November 30, 2007;

(c)	Consolidated Statements of Cash Flows (Unaudited) for the nine months ended November 30, 2007 and 2006 and for the period from April 4, 2005 (date of inception) through November 30, 2007; and

(d)	Notes to the Consolidated Financial Statements.

BODYTEL SCIENTIFIC, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

November 30,
2007
(Unaudited)

ASSETS

Current
Cash and cash equivalents	$479,824
Prepaid expenses	60,270
Total current assets	540,094

Property and equipment, net of accumulated depreciation	56,474

Total Assets	$596,568

LIABILITIES

Current
Accounts payable and accrued liabilities	$230,026
Due to shareholder	522,258
Total current liabilities	752,284

STOCKHOLDERS’ EQUITY

Share Capital
Authorized:
975,000,000 common voting stock with a par value of $0.001 per share
Issued: 72,482,500 common shares;
Outstanding: 44,175,000 common shares	44,175
Additional paid-in capital	2,507,825
(Deficit) accumulated during the development stage	(2,707,716)
Total stockholders’ equity	(155,716)

Total Liabilities and Stockholders’ Equity	$596,568

The accompanying notes are an integral part of these consolidated financial statements.

BODYTEL SCIENTIFIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					Cumulative
	Three				Period From
	Months	Three	Nine Months	Nine Months	April 4, 2005
	Ended	Months Ended	Ended	Ended	(Inception) To
	November 30,	November 30,	November 30,	November 30,	November 30,
	2007	2006	2007	2006	2007

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion	37,332	-	58,918	-	58,918
Depreciation	20,480	-	26,233	-	26,233
Bank charges and interest	3,497	-	4,500	-	4,500
Consulting	119,299	-	153,236	-	153,236
Investor communications	10,329	-	24,949	-	24,949
Management salaries	-	-	16,000	-	16,000
Motor vehicle expenses	2,300	-	6,364	-	6,364
Office	118,823	501	143,551	9,695	155,020
Professional fees	66,403	2,300	91,338	23,506	161,360
Regulatory fees	388	-	8,621	-	8,621
Rent	62	-	498	-	498
Research and development	325,849	-	2,164,645	-	2,164,645
Salaries and wages	140,910	-	140,910	-	140,910
Telephone	3,244	-	3,338	-	3,338
Travel and entertainment	44,532	-	89,923	-	89,923
	893,448	2,801	2,933,024	33,201	3,014,515

(Loss) from operations	(893,448)	(2,801)	(2,933,024)	(33,201)	(3,014,515)

(Loss) from joint venture	-	-	(318,571)	-	(476,029)

Non-controlling interest	-	-	773,969	-	773,969

Interest income	4,289	-	8,859	-	8,859

Net (loss)	$(889,159)	$(2,801)	$(2,468,767)	$(33,201)	$(2,707,716)

Basic and diluted (loss) per common share	$(0.02)	$(0.00)	$(0.06)	$(0.00)

Weighted average number of common
shares outstanding	44,175,000	43,550,000	44,175,000	43,550,000

The accompanying notes are an integral part of these consolidated financial statements

BODYTEL SCIENTIFIC, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Cumulative
			Period From
			April 4,2005
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	November 30,	November 30,	November 30,
	2007	2006	2007

Cash Flows from Operating Activities:

NET CASH FLOWS (USED IN)
OPERATING ACTIVITIES	$(1,394,047)	$(26,224)	$(1,468,306)

Cash Flows from Investing Activities:
Equipment	(59,522)	-	(59,522)
Cash received on acquisition of subsidiary	183,393	-	183,393
Investment in Joint Venture	-	-	(1,250,000)

NET CASH FLOWS PROVIDED BY (USED
IN) INVESTING ACTIVITIES	123,871	-	(1,126,129)

Cash Flows from Financing Activities:
Advances from shareholder	500,000	-	522,259
Cash contributed to capital	1,250,000	-	1,250,000
Issuance of common stock for cash	-	-	1,302,000
NET CASH FLOWS PROVIDED BY
FINANCING ACTIVITIES	1,750,000	-	3,074,259

Increase (Decrease) In Cash	479,824	(26,244)	479, 824

Cash, Beginning of Period	-	26,244	-

Cash, End of Period	$479,824	$-	$479,824

Supplemental Disclosure of Cash Flow
Information
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

BODYTEL SCIENTIFIC, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2007
(UNAUDITED)

(1)      Summary of Significant Accounting Policies

     Basis of Presentation and Organization

BodyTel Scientific, Inc. (“BodyTel” or the “Company”) is a Nevada corporation in the development stage and has not commenced revenue-generating operations. The Company was incorporated under the laws of the State of Nevada on April 4, 2005. Through October 2006, the proposed business plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones. Since its inception, the Company has strived to gain a large number of postings of cell telephones from a variety of sources, including individuals, businesses, and not-for-profit enterprises that would appeal to a broad market of interested buyers. However, commencing in November 2006, the Company embarked on a transition in its Business Plan from developing a state-of-the-art online marketplace for new and used cellular telephones to a Company seeking to market state-of-the-art monitoring products and services to patients.

The consolidated financial statements include the accounts and operations of BodyTel Scientific, Inc. and its wholly owned subsidiaries, BodyTel North America LLC and BodyTel Europe GmbH and its 50% owned subsidiary, GlucoTel Scientific Inc, an incorporated joint venture. All intercompany accounts and transactions have been eliminated on consolidation.

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

     Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the Company’s audited financial statements for the year ended February 28, 2007 as reported on Form 10-KSB, as amended. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Operating results for the three and nine month period ended November 30, 2007, are not necessarily indicative of the results that may be expected for the year ending February 29, 2008.

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

     Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of November 30, 2007, and expenses for the periods ended November 30, 2007 and 2006, and cumulative from inception. Actual results could differ from those estimates made by management.

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

In December 2006, the Company entered into an incorporated joint venture, GlucoTel Scientific Inc (the “Joint Venture”) with Safe-com GmbH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that operates over a cellular telephone system. Under the Joint Venture arrangement, the Company obtained fifty (50) percent ownership of the Joint Venture in return for an investment of $1,250,000. Safe-com transferred to the Joint Venture all received trade marks or trade marks which are currently in approval; all patent applications; the intellectual property rights and source code for the software running on the cellular telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter, in exchange for a fifty (50) percent ownership interest.

From December 2006 to June 30, 2007, the Company recorded its investment in GlucoTel under the equity method. For the Period March 1, 2007 to June 30, 2007 the Company recorded $318,571 of losses. On June 30, 2007, the Company invested another $1,250,000 in the joint venture.

Commencing July 1, 2007, the Company is treating its capital investment in GlucoTel as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of GlucoTel, such amounts are being charged to expense as incurred by GlucoTel. GlucoTel presently has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, GlucoTel is considered a variable interest entity and has been consolidated. The creditors of GlucoTel do not have recourse to the general credit of the Company.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of November 30, 2007, the Company had negative working capital of $212,190, and the Company had no cash resources to meet its current Business Plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

(3)      Correction of Error

In March 2008, management of the Company determined that the interim financial statements for the quarterly period ended November 30, 2007, as filed in its Quarterly Report on Form 10-QSB with the SEC, omitted the description and effect of a 13 for 1 forward stock split of the common stock of the Company which was declared and completed on January 2, 2007.

In addition, the November 30, 2007 financial statements have been restated to include the operations of GlucoTel Scientific, Inc. The effect on previously reported amounts is as follows:

	Previously	Restated
	Reported	Amount

Total assets	$1,673,451	$596,568
(Deficit) accumulated in the development stage	$(1,544,328)	$(2,707,716)
Net (loss) for the 3 months ended November 30, 2007	$(700,005)	$(889,159)
Net (loss) per share (3 months)	$(0.01)	$(0.02)
Net (loss) for the 9 months ended November 30, 2007	$(1,305,379)	$(2,468,727)
Net (loss) per share (9 months)	$(0.02)	$(0.06)

Accordingly, the accompanying interim financial statements have been restated to reflect the impact of the forward stock split on the shares issued and outstanding which decreased the loss per share – basic and diluted of $(0.02) in 2007 and $0.00 in 2006, to $(0.06) and $0.00, respectively.

(4)      Common Stock

On August 13, 2007, the Company issued 28,307,500 shares of its common stock in anticipation of acquiring the remaining 50% ownership of GlucoTel Scientific, Inc. The shares were being held by the Company until the transaction was completed. The transaction was completed on March 5, 2008 and the shares were subsequently cancelled.

On June 30, 2007, a shareholder contributed $1,250,00 cash to the Company, which was recorded as additional paid-in-capital.

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

In August 2005, the Company issued 20,150,000 shares of common stock (post forward split) pursuant to a Private Placement Offering at a price of $0.00169 per share for cash proceeds of $34,000.

On May 27, 2005, the Company issued 19,500,000 shares of common stock (post forward split) pursuant to a Private Placement Offering at a price of $0.000769 per shares for cash proceeds of $15,000.

(5)      Commitments

Operating lease

The Company’s wholly owned subsidiary, Bodytel North America LLC, has entered into a 36 month lease agreement with an unrelated third party in regards to its premises. The agreement begins on December 1, 2007 and the monthly payments for the first 12 months are $6,080 per month with an increase to $6,215 for months 13 – 24 and an increase to $6,350 for months 25 – 36.

The Company’s wholly owned subsidiary, BodyTel Europe GmbH, entered into a lease agreement for the lease of BodyTel Europe GmbH offices in Europe. Pursuant to the terms of the lease agreement the Company agreed to lease 187 square meters (2012 square feet) of office space located in Schlachthofstr. 1, Bad Wildungen, 34537 Germany for a term of two years beginning August 1, 2007 and € 1,309 ($1,804) per month with an additional 19% VAT.

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

Corporate History

Our company was incorporated in the State of Nevada on April 4, 2005 under the name “SellCell.Net”. Effective December 13, 2006, we changed our name from “SellCell.Net” to “BodyTel Scientific, Inc.”. The address of our principal executive office is One Independent Drive, Suite 1701, Jacksonville, FL. Our common stock is quoted on the OTC Bulletin Board under the symbol "BDYT".

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

2.	In December, 2007, we moved our head office to One Independent Drive, Suite 1701, Jacksonville, Florida. Our new telephone number is (904)305-8634.

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

8.

On September 28, 2007, BodyTel terminated its principal independent accountants, Davis Accounting Group P.C., and retained Stark Winter Schenkein & Co., LLP as its new principal independent accountants.

9.

In June, 2007, we incorporated a wholly-owned German subsidiary under the name BodyTel Europe GmbH (“BodyTel Europe”) for the purpose of marketing, licensing and distributing our products in Europe. In June, 2007 BodyTel Europe entered into a lease agreement for the lease of BodyTel Europe offices in Europe. Pursuant to the terms of the lease agreement we agreed to lease 187 square meters (2012 square feet) of office space located in Schlachthofstr. 1, Bad Wildungen, 34537 Germany for a term of two years at a cost of €1,309 ($1,804) per month.

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

Cash Requirements

Over the next twelve months, we anticipate that we will incur the following operating expenses:

Expense	Cost
Research and development	$1,469,851
Manufacturing expenses	12,504,702
Employment costs	2,621,694
Professional fees	665,500
Travel & Other expenses	5,971,133
Marketing	1,166,700
Total	$24,399,580

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

Results Of Operations

Three Months Summary

	Three Months Ended November 30
	2007	2006
Operating Expenses	$(893,448)	$(2,801)
Loss from GlucoTel Scientific Inc.	-	-
Interest Income	4,289	-
Net Loss	$(889,159)	$(2,801)

Revenue

As at November 30, 2007, we did not generate any revenue. We do not expect to generate revenue from sales of our products until receive regulatory approval for the marketing and distribution of our products in Europe, the Middle East and North America.

Expenses

Our expenses for the three months ended November 30, 2007 and November 30, 2006 are outlined in the table below:

	Three Months Ended November 30
	2007	2006
Depreciation	$20,480	$-
Advertising and Promotion	37,332	-
Bank charges and interest	3,497	-
Consulting	119,299	-
Investor Communications	10,329	-
Motor vehicles	2,300	-
Office	118,823	501
Professional fees	66,403	2,300
Regulatory fees	388	-
Research and Development	325,849	-
Salaries and wages	140,910	-
Travel and entertainment	44,532	-
Rent	62	-
Telephone	3,244	-
Total expenses	$893,448	$2,801

Total operating expenses during the three months ended November 30, 2007 increased substantially as compared to the comparative period in 2006 because of the preparation of the market entry for the GlucoTel product. General and administrative cost increased as a result of regulatory and approval costs as well as the operational costs for preparing the market launch in Europe and the US.

Liquidity and Financial Condition

Working Capital

	At November 30, 2007	At February 28, 2007
Current assets	$540,094	$-
Current liabilities	752,284	29,491
Working capital (deficiency)	$212,190	$(29,491)

Cash Flows

	Nine Months Ended
	November 30, 2007	November 30, 2006
Cash flows used in operating activities	$(1,394,047)	$(26,244)
Cash flows provided by investing activities	123,871	-
Cash flows provided by financing activities	1,750,000	-
Increase (decrease) in cash during period	$479,824	$(26,244)

Future Financings

Our plan of operation calls for significant expenses in connection with the development, research, marketing and distribution of our GlucoTel products. We recorded a net operating loss of $893,448 for the three months ended November 30, 2007 and have net operating loss of $3,014,515 since inception. We estimate that we will require approximately $24,399,580 for anticipated expenses over the next twelve months. As at January 15, 2008, we had cash of approximately $25,000. Accordingly, we expect that we will need to obtain additional financing over the next twelve months in order to meet our anticipated expenditures and if our revenues are insufficient to meet our estimated operating expenses over the next twelve months. The Company has received a commitment from a third party lender for a loan of up to $2,500,000 and expects to raise additional capital through further equity financings.

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
10.1

Product Supply Agreement between Safe-com GmbH & Co. KG and Cambridge Sensors Limited dated January 23, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)

10.2

Shareholder Agreement among our company, Safe-com GmbH & Co. KG and Gluoctel Scientific Inc. dated December 6, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2006)

10.3

Technology Transfer Agreement between Safe-com GmbH & Co. KG and GlucoTel Scientific Inc. dated December 8, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2006)

10.4

Services Agreement dated November 1, 2007 between GlucoTel Scientific, Inc. and RR Donnelley Global Turnkey B.V. (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)

10.5

Product Development and Supply Agreement dated May 30, 2007 between GlucoTel Scientific Inc. and LRE Medical GmbH (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)

10.6	Subscription Agreement between our company and Galaxy Equity Holdings Inc. dated June 30, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)
10.7

Office Lease Agreement between Bodytel North America, LLC and One Independent Square LLC dated December 1, 2007 (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)

10.8	Loan Agreement dated November 9, 2007 between BodyTel Scientific Inc. and GlucoTel Scientific Inc. (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

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

Dated: April 10, 2008