Form 10KSB
period 2008-02-29
BODYTEL SCIENTIFIC INC.
filed 2008-06-13
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to________________

Commission file number 000-51633

BODYTEL SCIENTIFIC INC.
(Name of small business issuer in its charter)

Nevada	98-0461698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4720 Salisbury Road, Suite 72
Jacksonville, Florida	32256
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 904.305.8634

Securities registered under Section 12(b) of the Exchange Act:

None	N/A
Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.[ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No[ x ]

State issuer’s revenues for its most recent fiscal year. $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

$59,337,250 based on a price of $2.87 per share, being the average of the bid and ask closing prices on February 28, 2008.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes[ ] No[ ] N/A

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 44,175,000 shares of common stock as of May 28, 2008

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). N/A

Transitional Small Business Disclosure Format (Check one): Yes[ ] No[ x ]

ANNUAL REPORT ON FORM 10-KSB
FOR THE YEAR ENDED FEBRUARY 29, 2008

PART I

Forward Looking Statements.

This annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "BodyTel" mean BodyTel Scientific Inc., unless the context clearly requires otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

Background

We are a development stage company specializing in telemedical monitoring and management systems (the “BodyTel System”) for chronic diseases, particularly diabetes. We combine our know-how in telecommunications, internet and medical technology/diagnostics to create new products and services for the changing needs of global health. Our Bluetooth® enabled products are designed to simplify home monitoring by patients and to ease the communication of measured body values (for example, blood glucose level, blood pressure and body weight) to healthcare professionals or other caregivers by providing real-time communications between patients and caregivers.

Our BodyTel System is a new approach to effective patient treatment that consists of several components used together in an integrated process. These components are:

  Bluetooth enabled measuring devices (GlucoTel for blood glucose monitoring, PressureTel for blood pressure monitoring and WeightTel for body weight monitoring)
  BodyTel Mobile (Java application for Bluetooth and Mobile Internet enabled cell phones)
  BodyTel Center (secure online database accessible via www.BodyTel.com)

Our current monitoring systems include GlucoTel™, PressureTel™ and WeightTel™. We have recently obtained CE approval are in the process of obtaining FDA approvals for GlucoTel. While we are devoting significant resources to obtaining FDA approvals for the GlucoTel system, we are also developing the PressureTel™ and WeightTel™ systems.

We operate using an outsourced business model. We have established relationships with proven industry leaders, including suppliers, manufacturers, product designers, regulatory consultants and logistics experts, to ensure supply chain efficiency as BodyTel commences production of its key products. The field of telemedicine has been identified as a key component in the efforts to reduce the healthcare cost burden to governments and insurers around the world. There are currently no significant competitors who offer comparable product features in our three initial product areas.

Corporate History

Our company was incorporated in the State of Nevada on April 4, 2005 under the name “SellCell.Net”. Effective December 13, 2006, we changed our name from “SellCell.Net” to “BodyTel Scientific, Inc.” The address of our principal executive office is 4720 Salisbury Road, Suite 72 Jacksonville, Florida 32256. Our common stock is quoted on the OTC Bulletin Board under the symbol "BDYT". Shares of BodyTel are traded on the Frankfurt Stock Exchange under the symbol “ZYE”, on the Berlin Stock Exchange under the symbol “ZYE” and on the XETRA Stock Exchange under the symbol “ZYE”.

Recent Corporate Developments

Since the completion of the third quarter ended November 30, 2007 we experienced the following significant corporate developments:

1.

On June 11, 2008 we entered into a secured convertible discount note purchase agreement with Pageant Holdings Ltd. (the “Lender”) pursuant to which we sold to the lender as secured convertible note in the principal amount of $1,220,190 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The maturity date of the Note is June 11, 2013 and the yield to maturity based on quarterly compounding is 4.00% per annum. The principal outstanding under the Note is convertible into shares of common stock of BodyTel at any time prior to the maturity date by dividing either the accreted amount of principal (as defined in the agreement) or the principal amount by the initial conversion price of $1.39 (as may be adjusted from time to time as set out in the agreement). The Company sold the Note to the Lender pursuant to Regulation D of the Securities Act of 1933 on the basis that Lender represented that they were either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Act”) or a “qualified institutional buyer” within the meaning of Rule 144A. In connection with the issuance and sale of the Note, the Company entered into a Guaranty and Intellectual Property Security Agreement with the Lender dated June 11, 2008 pursuant to which BodyTel provided the Lender a guarantee of repayment of the amounts owing under the Note and granted a security interest in all of their intellectual property to the Lender to secure repayment. The Company intends to use the proceeds of the Note for working capital purposes and repayment of debt.

2.

On June 10, 2008 we entered into a debt settlement agreement with Ferro Group Ventures, Inc. pursuant to which we issued to Ferro Group 1,562,500 restricted shares of our common stock in full and final settlement of the total $2,500,000 outstanding principal on our Line of Credit Promissory Note with Ferro Group dated March 6, 2008. Pursuant to the terms of the agreement we received a release from all further obligations under line of credit promissory note in consideration of the issuance of the 1,562,500 shares. The Company issued the shares to Ferro Group pursuant to Regulation S of the Securities Act of 1933 on the basis that Ferro Group represented that they were not a “U.S. Person” as defined in Regulation S under the Securities Act of 1933.

3.

In June, 2008, BodyTel through its wholly owned subsidiary, BodyTel Europe GmbH, received CE certification for the GlucoTel blood glucose monitoring and diabetes management system. The company's notified body, National Standards Authority of Ireland (NSAI), successfully reviewed BodyTel's technical file and confirmed that BodyTel and its key vendors meet ISO quality standards and regulatory directives, and further confirmed that the GlucoTel blood glucose monitoring and diabetes management system meets defined performance standards. CE Certification is required for all medical devices to be sold in the European Union. On the basis of the successful review the CE Certificate was granted to BodyTel. BodyTel not only obtained CE certification for the 'GlucoTel' blood glucose meter, but also for the 'BodyTel Center', the international online patient database at http://www.bodytel.com and 'BodyTel Mobile', a java software application that interfaces the patient's cell phone with the online database. The data the Company provided NSAI is expected to form the foundation of the information needed to obtain FDA clearance in the U.S. market. BodyTel's next regulatory steps are to apply for a Canadian license, complete international clinical studies with the GlucoTel and move forward to obtain U.S. FDA clearance as well as other required local registrations in other target markets around the world.

4.

On April 2, 2008, we appointed Paul Barry and Lawrence Rosenfeld to our board of directors. Lawrence Rosenfeld is the CEO of VitalStream Health, a spin-out company of The Cleveland Clinic. Mr. Rosenfeld was the founder, Chairman and CEO of Concentra Corporation (formerly Nasdaq: CTRA). For the last ten years, he has served on the boards of a number of International and US corporations including Ansaldo Signal (formerly Nasdaq: ASIGF), a $400 million railroad signal company. Mr. Rosenfeld earned a BS in mathematics in 1976 from Hampshire College, Amherst, MA. Paul Barry is an experienced corporate finance executive with substantial experience in private equity financings. Previously he was an executive in the Leveraged Finance Division of HSBC with responsibility for structuring and syndicating private equity transactions in the United Kingdom and continental Europe. Prior to that, he was at Morgan Stanley in London advising on M&A transactions, corporate restructurings and IPOs, principally for private equity clients. He holds a degree in electrical engineering from University College Cork, Ireland.

5.

On April 2, 2008, the Board of Directors of the Company amended and restated the Company’s bylaws. The amendment and restatement of the bylaws was for the purpose of, among other things, removing certain outdated and redundant provisions that existed in the Company’s prior bylaws with respect to corporate governance, shareholder and director meeting procedures, and indemnification procedures. The changes to the Company’s prior bylaws include: (i) expanding certain provisions with respect to shareholders’ meetings including change of quorum requirements; (ii) amending certain provisions respecting appointment of directors, corporate governance and committees, and directors’ meetings; (iii) expanding certain provisions with respect to officers and their duties; (iv) changing certain provisions with respect to share certificates; and (vi) adding certain indemnification provisions.

6.	On March 7, 2008, our German subsidiary, BodyTel Europe GmbH showcased at The TeleHealth International Conference and Exhibition for ICT Solutions in the Health Sector held in Germany.

7.

On March 6, 2008, we issued a line of credit promissory note (the “Note”) evidencing a loan to the Company of up to $2,500,000 (the “Loan”) from Ferro Group Ventures, Inc. The principal outstanding on the Note matures on February 28, 2009. The Note is non-interest bearing until October 31, 2008 and thereafter bears interest at a rate of 10% per annum. Advances on this Note were made to the Company during fiscal 2008.

8.	On March 5, 2008, we entered into a letter agreement with Marlon Vermögensverwaltungsgesellschaft mbH (“Marlon”).

Pursuant to the terms of the Letter Agreement we acquired 100 shares (the “GlucoTel Shares”) of the common stock of GlucoTel Scientific Inc., a private Nevada corporation (“GlucoTel”) held by Marlon, representing 50% of the issued and outstanding shares of GlucoTel, in consideration of which the Company issued 4,000,000 restricted shares of its common stock (the “BodyTel Shares”) to Marlon. Following completion of the transaction the Company now holds 100% of the issued and outstanding shares of GlucoTel and Marlon holds 23,500,000 shares of the Company’s issued and outstanding common stock. GlucoTel is the Company’s wholly owned subsidiary which has the proprietary rights to the Company’s blood glucose monitoring and diabetes management system, GlucoTel™, as well as the PressureTel™ blood pressure device and the WeightTel™ weight scale systems. The Company issued the BodyTel Shares to Marlon pursuant to Regulation S of the Securities Act of 1933 on the basis that: (i) Marlon represented that it was outside of the United States at the time the Letter Agreement was entered into; and (ii) Marlon represented that it was not a US person as such term is defined under Regulation S.

9.

In January, 2008, we submitted the GlucoTel Technical File for regulatory review to the designated European Notified Body. This review is required for the initiation of sales and distribution activities for medical devices in Europe and in European Union members countries.

Products and Services

Our products are designed to simplify home monitoring for patients and to ease the communication of measured body values thus bridging the gap between patients, healthcare professionals and caregivers. Our products GlucoTel™, PressureTel™ and WeightTel™ all carry a built-in Bluetooth module which enables them to automatically transmit measured body values to a secure internet database using the patient’s cell phone as a transmission hub.

GlucoTel™ System

We believe the GlucoTel™ System is the first Bluetooth enabled, internet connected, blood glucose monitoring system, designed to improve the lives of hundreds of millions of diabetics worldwide. As depicted in Figure 1 below, the GlucoTel System enables real-time communication between the patient and authorized caregivers (for example, physicians and family members).

The transmission from the GlucoTel meter to the patient’s mobile phone is performed via Bluetooth technology. The transmission from the patient’s mobile phone to our secure internet database is performed by the mobile phone internet connection. The transmission is automatic and does not require patient interaction. Indeed, the mobile phone does not even have to be taken out of the patient’s pocket. In addition to blood glucose measurements, the system also allows the patient to record other events like exercise, food intake etc. which will also be wirelessly transmitted and stored on the internet database.

The patient is the owner of their transmitted values and only they have the authority to grant access to other people such as healthcare professionals, caregivers and family members. Those who are granted access by the patient must provide their consent before accessing the BodyTel Center (the online web portal).

A healthcare professional or caregiver has the ability to set alerts in their preferences in the BodyTel Center and when a blood glucose value is transmitted that falls outside of these limits, the caregiver can be informed immediately by the method of their choice (for example, email, text message or fax). This enables timely response, for example if a diabetic is experiencing a hyperglycemic or hypoglycemic episode. This function’s relevance is evident in the example of a parent receiving a real time notification if their small child at school records a dangerously high or low blood glucose reading.

Figure 1 – GlucoTel System

GlucoTel Kit

As illustrated in Figure 2 below, the GlucoTel kit is packaged in a convenient travel case with room for the lancing device, lancets, the GlucoTel blood glucose test strips and the GlucoTel blood glucose meter (about the size of a highlighter pen). Measuring blood glucose values with the GlucoTel meter is performed the same way as most other conventional monitoring devices (i.e., wash and dry hands, insert test strip into the meter, prick finger and apply blood sample to edge of strip). Post testing, most other blood glucose meters require patients to manually record their results in a log book. However, with GlucoTel and its built-in Bluetooth module, measured values are automatically transmitted from the GlucoTel meter via the patient’s Bluetooth enabled mobile phone to our secure database. The GlucoTel meter does not require any buttons to be pressed to transmit the test results and there is no docking station or downloading cables that are common on some other devices.

Figure 2 – GlucoTel Kit

BodyTel Mobile (Java application)

BodyTel Mobile is a Java application downloaded directly onto the patient’s compatible mobile phone. BodyTel Mobile is provided at no cost to the patients and installation of the downloaded application need occur only once and takes just a few minutes. No CDs or cables required. After installation, the patient is required to synchronize the GlucoTel meter with the patient’s mobile phone using Bluetooth to calibrate the GlucoTel meter and transmit test values.

Features of BodyTel Mobile include:

  Measured value displayed in large font on the mobile phone screen

  Optional voice output of the measured value through the mobile phone speaker

  Measurement history may be displayed on the mobile phone screen

  Ability to add additional values such as meals, medication and activities (sports, stress levels, etc.) which are then also wirelessly transmitted and stored on the online portal

We have designed the PressureTel and WeightTel products to utilize BodyTel’s Mobile application. The application is capable of handling data from all three platforms (GlucoTel, PressureTel and WeightTel).

BodyTel Center (Secure Internet Portal)

The BodyTel Center (www.BodyTel.com) is the secure internet portal through which patients and caregivers access measurement results. The BodyTel Center allows patients and authorized care givers to view real-time test results, establish acceptable test result parameters and receive notification when results are outside of the acceptable parameters and provides access to historical test results. In addition, the BodyTel Center offers valuable diabetes-related editorial content.

Blood glucose test results are automatically relayed to the patient’s mobile phone. If the mobile phone has poor or no reception then test results are stored and subsequently forwarded to the central internet portal via mobile data transfer (GPRS). Users will have unique access to their profiles on the internet portal where they can review their blood glucose history as well as take advantage of additional online functionality including diary management and exercise and diet recording. Critically, caregivers may also be granted access to this database and can remotely monitor the diabetic’s blood glucose levels and spot any deficiencies in their self-treatment at an earlier stage. On request, an automatic alarm by any electronic media (including email, text message and fax) can be sent to a care provider if a measurement falls below or rises above any pre-defined thresholds. Our GlucoTel meter removes the need to perform cumbersome and confusing calibrations, a traditional source of difficulty for patients. With the GlucoTel meter, the user need only enter the test strip lot number into the mobile phone and the calibration curve is automatically updated via Bluetooth.

Figure 3 - BodyTel Center Portal

Products in Development

We are leveraging our BodyTel intellectual property and our GlucoTel development experiences in the development of PressureTel and WeightTel. PressureTel and WeightTel are telemedical monitoring and management systems for blood pressure and body weight, respectively. These separate and distinct systems utilize our BodyTel Mobile software and BodyTel Center secure internet portal in conjunction with Bluetooth enabled conventional blood pressure and body weight monitoring devices. Significant opportunities lie in the marketing and distribution of all three systems together as many diabetics are urged to monitor blood glucose, blood pressure and weight together for better disease management.

Marketing and Distribution Strategy

Upon receipt of necessary regulatory approvals, we intend to engage in a tailored country-by-country marketing and distribution strategy on account of the significant differences amongst the various countries’ healthcare markets. With the U.S. representing our biggest potential market and the German market being very familiar to us, we have hired an initial direct sales force in both countries. In order to enter other countries quickly and successfully, we are evaluating the top marketing and distribution companies in targeted countries and regions. These companies are expected to work with management to build the BodyTel franchise while retaining a locally focused marketing effort. Thus far, we have entered into the following distribution arrangements, with 22,000 units already committed, prior to the recent receipt of CE regulatory approval:

BodyTel Distribution Agreements
Date	Distributor	Geographic Area
3/20/2008	Pyramid Professional Services Pvt. Ltd.	India
2/13/2008	TeleHealth Services b.v.	Belgium, The Netherlands and Luxembourg
1/22/2008	FourMed Medical Supplies	United Arab Emirates and seven other Arabian
countries

Government Regulation

On January 8, 2008, we submitted the GlucoTel Technical File of CE Mark certification to the designated European Notified Body for approval. We obtained CE approval in June, 2008. The FDA approval process for the GlucoTel meter requires that a clinical study be conducted using data collected from at least 100 patients. Once the data is collected and the required 510(k) information submitted, FDA approval can be expected within 90-120 days. While awaiting and FDA approval, we have secured our first orders in the Middle East, India and the Benelux region. The product has already been assembled and will be shipped shortly after receipt of CE Mark certification. With regard to insurance reimbursement, we have hired experienced government affairs liaison, Heinz Windisch (see biography below) in Germany and experienced consultants in the U.S. to assist us in initiating conversations with the top healthcare insurers. Pharma-economic studies by a well known and highly regarded German professor are currently being conducted in order to provide insurers with data concerning the potentially significant cost savings of our GlucoTel system.

Intellectual Property

BodyTel has submitted U.S., European and International patent applications for a ‘Diabetes Smartphone’ with the corresponding method for processing measured values together with a test device and an electronic communication device (e.g. mobile phone) and a Diabetic Care Web patent in the U.S.

Freedom to operate searches were incorporated into the meticulous initial system design phase to attempt to avoid infringement in a crowded patent space. Current intellectual property is protected by filings from 2006 and the scope of the patent has a focus on diabetes but not limited to this disease state.

In addition to the pending patent applications, we have the following intellectual property:

  Registered trademark “GlucoTel” in Germany and the U.S.
  European trademark applications include “GlucoTel”, “BodyTel”, “WeightTel” and “PressureTel”
  U.S. trademark applications for “GlucoTel”, “BodyTel”, “WeightTel” and “PressureTel” pending.
  Copyright and Design patents for Diabetes Smartphone registered in Germany and Europe, another pending in Germany and filed in the U.S.

The current status of our patents and patent applications is as follows:

Title of Invention	Country	Legal Status	Filing Date
Diabetes Smartphone	Europe	Pending, in examination	24.03.2006

Title of Invention	Country	Legal Status	Filing Date

Diabetes Smartphone	World	Pending, in examination	16.03.2007
Diabetic Care Products Web Shop With Enhanced Usability	US-only	Filed	22.03.2007

Competition

The largest industry competitors actively marketing blood glucose monitoring devices include Abbott Laboratories, Bayer, Johnson & Johnson (LifeScan), and Roche. Sales of blood glucose meters and measurement strips by the larger multinationals accounts for over 90 percent of the overall market. The global market for blood glucose meters and strips is worth approximately $8 billion with the U.S. accounting for approximately half. The other key markets are the UK, Germany, France, Italy, Spain, Russia and Japan. The GlucoTel System maintains significant advantages over other competitive offerings (e.g. traditional ‘finger prick’ meters, continuous blood glucose monitors and the ‘meter and cradle’ approach for home PCs) by allowing the caregiver to interact and support the patient in real-time, which can help to reduce healthcare systems costs and by also facilitating the development of a database of patients and their daily strip usage, personal details etc..

Employees

As a result of the recent developments in the Company’s US and European operations, the Company expects to hire a significant number of additional employees. At present the Company has 15 employees and, through the course of the next twelve months, the Company expects to hire approximately 20 additional people bringing the total number of employees to 35 at the end of February 28, 2009.

Subsidiaries

We have the following wholly owned subsidiaries:

Name of Subsidiary	Incorporation Jurisdiction	Percentage Owned
BodyTel North America LLC	Florida	100%
BodyTel Europe GmbH	Europe	100%
Glucotel Scientific Inc.	Nevada	100%

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices

Our executive offices are located at 4720 Salisbury Road, Suite 72 Jacksonville, Florida 32256. On November 30, 2007, BodyTel North America LLC (“BodyTel US”) entered into an office lease with One Independent Square LLC, pursuant to which BodyTel US agreed to lease approximately 3,243 square feet located at 1 Independent Drive, Suite 1701, Jacksonville, Florida. The term of the lease is for three years ending on November 30, 2010. We agreed to pay $6,080 per month for the first twelve months of the lease, $6,215 per month for the second year of the lease and $6,350 per month for the third year of the lease.

In June, 2007 BodyTel Europe GmbH (“BodyTel Europe”) entered into a lease agreement for the lease of BodyTel Europe offices in Europe. Pursuant to the terms of the lease agreement we agreed to lease 187 square meters (2012 square feet) of office space located in Schlachthofstr. 1, Bad Wildungen, 34537 Germany for a term of two years at a cost of €1,309 per month.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Market for Securities

Our common shares are quoted on the Over-The-Counter Bulletin Board under the trading symbol “BDYT.OB”. Our shares have been quoted on the Over-The-Counter Bulletin Board since March 1, 2006. The following quotations obtained from the OTC Bulletin Board reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board(1)
Fiscal Quarter Ended	High	Low
05/31/2006	$0	$0
08/31/2006	$0	$0
11/30/2006	$0	$0
02/28/2007	$2.23	$0
05/31/2007	$2.78	$2.22
08/31/2007	$2.52	$2.28
11/30/2007	$2.83	$2.5
02/29/2008	$3.05	$2.7

(1) Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our transfer agent is Integrity Stock Transfer, of 3027 E. Sunset Road, Suite 103, Las Vegas, NV 89120; telephone number 702.317.7757; facsimile: 702.796.5650.

Holders of our Common Stock

As of May 28, 2008, there were 5 total registered shareholders holding 44,175,000 shares of our issued and outstanding shares.

Dividend Policy

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

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Other than as reported in our quarterly reports on Form 10-QSB and current reports on Form 8-K, we have not sold any equity securities that were not registered under the Securities Act during the fiscal year ended February 29, 2008.

Since the completion of our fiscal year end we completed the following sales of our equity securities that were not registered:

1.

On June 11, 2008 we entered into a secured convertible discount note purchase agreement with Pageant Holdings Ltd. (the “Lender”) pursuant to which we sold to the lender as secured convertible note in the principal amount of $1,220,190 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The maturity date of the Note is June 11, 2013 and the yield to maturity based on quarterly compounding is 4.00% per annum. The principal outstanding under the Note is convertible into shares of common stock of BodyTel at any time prior to the maturity date by dividing either the accreted amount of principal (as defined in the agreement) or the principal amount by the initial conversion price of $1.39 (as may be adjusted from time to time as set out in the agreement). The Company sold the Note to the Lender pursuant to Regulation D of the Securities Act of 1933 on the basis that Lender represented that they were either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Act”) or a “qualified institutional buyer” within the meaning of Rule 144A. The Company intends to use the proceeds of the Note for working capital purposes and repayment of debt.

2.

On June 10, 2008 we entered into a debt settlement agreement with Ferro Group Ventures, Inc. pursuant to which we issued to Ferro Group 1,562,500 restricted shares of our common stock in full and final settlement of the total $2,500,000 outstanding principal on our Line of Credit Promissory Note with Ferro Group dated March 6, 2008. Pursuant to the terms of the agreement we received a release from all further obligations under line of credit promissory note in consideration of the issuance of the 1,562,500 shares. The Company issued the shares to Ferro Group pursuant to Regulation S of the Securities Act of 1933 on the basis that Ferro Group represented that they were not a “U.S. Person” as defined in Regulation S under the Securities Act of 1933.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any equity compensation plans outstanding.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Plan of Operation

During the next twelve months, the Company intends to focus on finishing the development and commercialization of the GlucoTel blood glucose monitoring system through its wholly owned subsidiaries GlucoTel Scientific, Inc. and BodyTel Europe GmbH. During this period, the Company expects to have completed and received all relevant patents, trademarks and regulatory approvals such as Federal Drug Administration for the United States to begin distributing its product and finalize the development and commercialization of its products WeightTel and PressureTel. Also, the Company expects to conduct further research and development on home monitoring devices in different areas for chronic diseases such as diabetes.

In June, 2008, BodyTel through its wholly owned subsidiary, BodyTel Europe GmbH, received CE certification for the GlucoTel blood glucose monitoring and diabetes management system. The company's notified body, National Standards Authority of Ireland (NSAI), successfully reviewed BodyTel's technical file and confirmed that BodyTel and its key vendors meet ISO quality standards and regulatory directives, and further confirmed that the GlucoTel blood glucose monitoring and diabetes management system meets defined performance standards. CE Certification is required for all medical devices to be sold in the European Union. On the basis of the successful review the CE Certificate was granted to BodyTel on May, 28th 2008. BodyTel not only obtained CE certification for the 'GlucoTel' blood glucose meter, but also for the 'BodyTel Center', the international online patient database at http://www.bodytel.com and 'BodyTel Mobile', a java software application that interfaces the patient's cell phone with the online database. The data the Company provided NSAI is expected to form the foundation of the information needed to obtain FDA clearance in the U.S. market. BodyTel's next regulatory steps are to apply for a Canadian license, complete international clinical studies with the GlucoTel and move forward to obtain U.S. FDA clearance as well as other required local registrations in other target markets around the world.

BodyTel is also presently finalizing production and kitting and expects during the next twelve months to commence shipment of the GlucoTel Blood Glucose Monitoring and Diabetes Management System in key countries like Germany, the Netherlands and the United Arab Emirates which, is expected then be followed by other countries in the European Union and many other countries around the world where the CE mark is recognized as a confirmation of product quality.

Cash Requirements

Over the next twelve months, we anticipate that we will incur the following operating expenses:

Expense	Cost
Research and Development	$1,196,668
Cost of Goods	$2,698,278
Employment costs	$3,397,586
Professional Fees	$915,400
Travel & Other expenses	$2,286,733
Marketing	$363,583
Total	$10,858,249

As at February 28, 2008, we had cash of approximately $466,430. Accordingly, we expect that we will need to obtain additional financing over the next twelve months in order to meet our anticipated expenditures and if our revenues are insufficient to meet our estimated operating expenses over the next twelve months. We subsequently received an additional $1,000,000 cash pursuant to a Secured Convertible Note and we expect to raise additional capital through further equity financings, see “Future Financings”, below.

Personnel

As a result of the recent developments in the Company’s US and European operations, the Company expects to hire a significant number of additional employees. At present the Company has 15 employees and, through the course of the next twelve months, the Company expects to hire approximately 20 additional people bringing the total number of employees to 35 at the end of February 28, 2009.

Results Of Operations

Year Ended February 29, 2008 Summary

	February 29, 2008	February 28, 2007
Operating Expenses	$4,367,050	$66,230
Loss from GlucoTel Scientific Inc.	318,572	157,458
Non-controlling interest	1,580,633	-
Interest Income	9,515	-
Net Loss	$3,095,474	$223,633

Revenue

As at February 29, 2008, we did not generate any revenue. We do not expect to generate revenue from sales of our products until the GlucoTel product is launched following receipt of regulatory approval for its marketing and distribution in Europe, the Middle East and North America.

Expenses

Our expenses for the years ended February 29, 2008 and February 28, 2007 are outlined in the table below:

	Year Ended	Year Ended
	February 29, 2008	February 28, 2007
Advertising and promotion	$146,243	$-
Depreciation	58,389	-
Bank charges	8,566	-
Consulting	444,290	-
Investor communications	46,837	-
Management salaries	16,000	-
Motor vehicle expenses	30,749	-
Rent and office expenses	188,251	9,208
Professional fees	145,359	30,542
Research and development	2,552,785	-
Regulatory fees	4,977	26,480
Salaries and wages	489,172	-
Telephone	41,034	-
Travel and entertainment	194,398	-
Total expenses	$4,367,050	$66,230

Total operating expenses during the year ended February 29, 2008 increased substantially relative to the comparative period in 2007 because of the preparation for the market entry of the GlucoTel product. General and administrative cost increased as a result of regulatory and approval costs as well as the operational costs for preparing the market launch in Europe and the US.

Liquidity and Financial Condition

Working Capital

	At February 29, 2008	At February 28, 2007
Current assets	$1,073,469	$1,092,542
Current liabilities	2,648,436	7,232
Working capital (deficiency)	$(1,574,967)	$1,085,310

Cash Flows

	February 29,	February 28,
	2008	2007
Cash flows used in operating activities	$(2,427,519)	$(58,998)
Cash flows used in investing activities	(228,961)	(1,250,000)
Cash flows provided by financing activities	3,141,484	1,272,259
Effect of exchange rate changes on cash	(18,574)	-
Increase (decrease) in cash during period	$466,430	$(36,739)

Future Financings

Our plan of operation calls for significant expenses in connection with the development, research, marketing and distribution of our GlucoTel products. We recorded a net operating loss of $3,095,474 for the year ended February 29, 2008 and have an accumulated deficit of $3,334,423 since inception. We estimate that we will require approximately $10,858,249 for anticipated expenses over the next twelve months. As at February 29, 2008, we had cash of $466,430. Accordingly, we expect that we will need to obtain additional financing over the next twelve months in order to meet our anticipated expenditures and if our revenues are insufficient to meet our estimated operating expenses over the next twelve months.

On June 10, 2008 we entered into a debt settlement agreement with Ferro Group Ventures, Inc. pursuant to which we issued to Ferro Group 1,562,500 restricted shares of our common stock in full and final settlement of the total $2,500,000 outstanding principal on our Line of Credit Promissory Note with Ferro Group dated March 6, 2008. Pursuant to the terms of the agreement we received a release from all further obligations under line of credit promissory note in consideration of the issuance of the 1,562,500 shares.

On June 11, 2008 we entered into a secured convertible discount note purchase agreement with Pageant Holdings Ltd. (the “Lender”) pursuant to which we sold to the lender as secured convertible note in the principal amount of $1,220,000 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The maturity date of the Note is June 11, 2013 and the yield to maturity based on quarterly compounding is 4% per annum. The principal outstanding under the Note is convertible into shares of common stock of BodyTel at any time prior to the maturity date by dividing either the accreted amount of principal (as defined in the agreement) or the principal amount by the initial conversion price of $1.39 (as may be adjusted from time to time as set out in the agreement). The Company intends to use the proceeds of the Note for working capital purposes and repayment of debt.

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

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Application of Critical Accounting Estimates

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

We have identified certain accounting policies, described below, that are most important to the portrayal of our current financial condition and results of operations.

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

Research and Development Expenditures

Research and development costs are expensed as incurred and include the costs to design, develop, test, deploy and enhance our products. It also includes costs related to the execution of clinical trials and costs incurred to obtain regulatory approval for our products.

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of February 29, 2008, the carrying value of cash, prepaid expenses, accounts payable, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates made by management.

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

Going Concern

The audited financial statements accompanying this report have been prepared on a going concern basis, which implies that our company will continue to realize its assets and discharge its liabilities and commitments in the normal course of business. Our company has not generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of our company as a going concern is dependent upon the continued financial support from our shareholders, the ability of our company to obtain necessary equity financing to achieve our operating objectives, and the attainment of profitable operations. As at February 29, 2008, our company has accumulated losses of $3,334,423 since inception. Although we estimate that we have sufficient funds for planned operations until June, 2008, we will be required to raise additional funds for operations after that date. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended February 29, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (SFAS No. 141(R)) and SFAS No. 160 “Non-controlling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2010 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the our 2009 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2009.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

RISK FACTORS

We need to raise additional financing to support the development, production and research of our GlucoTel products in the future but we cannot be sure we will be able to obtain additional financing on terms favorable to us when needed. If we are unable to obtain additional financing to meet our needs, our operations may be adversely affected or terminated.

We raised gross proceeds of approximately $2,552,000, plus subsequently an additional $2,500,000 and $1,000,000 in a convertible loan through private placements since our inception. Our ability to continue to develop the GlucoTel products is dependent upon our ability to raise significant additional financing when needed. If we are unable to obtain such financing, we will not be able to fully develop our GlucoTel products. Our future capital requirements will depend upon many factors, including:

  continued scientific progress in our research and development programs;
  costs and timing of seeking regulatory approvals and patent prosecutions;
  competing technological and market developments;
  our ability to establish additional collaborative relationships; and
  the effect of commercialisation activities and facility expansions if and as required.

We have limited financial resources and to date, no cash flow from operations and we are dependent for funds on our ability to sell our common stock, primarily on a private placement basis. There can be no assurance that we will be able to obtain financing on that basis in light of factors such as the market demand for our securities, the state of financial markets generally and other relevant factors. Any sale of our common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct the development of GlucoTel products, which might result in the loss of some or all of your investment in our common stock.

Our common shares are considered speculative. Prospective investors should consider carefully the risk factors set out below.

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

We have not generated any revenues since our inception and we will, in all likelihood, continue to incur operating expenses without significant revenues until we successfully develop, produce and market our GlucoTel products. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate any significant revenues or income. These circumstances make us dependent on additional financial support until profitability is achieved. There is no assurance that we will ever be profitable, and we have a going concern note as described in an explanatory paragraph to our consolidated financial statements for the year ended February 29, 2008.

Our likelihood of profit depends on our ability to develop, produce and market our GlucoTel products, which is currently in the development stage. If we are unable to complete the development, production and marketing of our GlucoTel products successfully, our likelihood of profit will be limited severely.

We are engaged in the business of developing, producing and marketing of our GlucoTel products. Our GlucoTel products are in the development stage and, while we have secured CE regulatory approval, there remain significant other regulatory approvals to attain, most notably the FDA approval. We have not realized a profit from our operations to date and there is a risk that we will not realize any profits in the short or medium term. Any profitability in the future from our business will be dependent upon successful commercialization of our GlucoTel products, which will require significant additional research and development.

If we encounter problems or delays in the development, production and research of our GlucoTel products, we may not be able to raise sufficient capital to finance our operation during the period required to resolve the problems or delays.

Our GlucoTel products are currently in the development stage and we anticipate that we will continue to incur operating expenses without significant revenues until we have successfully completed all necessary research and clinical trials. We, and any of our potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of our technology. Our research and development programs may not be successful. If any of these events occur, we may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and we may not be able to raise capital to finance our continued operation during the period required for resolution of that issue. Accordingly, we may be forced to discontinue or suspend our operations.

If we fail to obtain and maintain required regulatory approvals for GlucoTel products, our ability to commercialize our GlucoTel products will be limited severely.

Once GlucoTel products are fully developed, we intend to market our GlucoTel products primarily in the United States and Europe. We must obtain the approval of the Food and Drug Administration of our GlucoTel products before commercialization of our GlucoTel products may commence in the United States. Even though we have recently received CE approval, we may also be required to obtain additional approvals from foreign regulatory authorities to commence our marketing activities in those jurisdictions. If we cannot demonstrate the safety, reliability and efficacy of our GlucoTel products, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of our potential products.

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

Even if we obtain regulatory approvals to commercialize our GlucoTel products, we may encounter a lack of commercial acceptance of our GlucoTel products, which would impair the profitability of our business.

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

Our success depends solely upon the continued service of our officers and directors and a team of consultants. The loss of any combination of these individuals would have a material adverse effect on our growth, revenues, and prospective business. We do not maintain key-man insurance on the life of our executive officer. In addition, in order to successfully implement and manage our business plan, we will be dependent upon, among other things, successfully recruiting qualified managerial personnel and employees with experience in business and the telecommunications industry. Competition for qualified individuals is intense. There can be no assurance that we will be able to find, attract and retain existing employees or that we will be able to find, attract and retain qualified personnel on acceptable terms.

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

Because a majority of our officers and directors are located in non-U.S. jurisdictions, you may have no effective recourse against the management for misconduct and may not be able to enforce judgment and civil liabilities against our officers, directors, experts and agents.

A majority of our directors and officers are nationals and/or residents of a country other than the United States, and all or a substantial portion of their assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

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

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
BodyTel Scientific
Jacksonville, FL

We have audited the accompanying consolidated balance sheets of BodyTel Scientific (a development stage company) as of February 29, 2008 and February 28, 2007, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended and the period from April 4, 2005 (inception) to February 29, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BodyTel Scientific as of February 29, 2008 and February 28, 2007 and the results of their operations and their cash flows for the years then ended and the period from April 14, 2005 (inception) to February 29, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred recurring losses and negative cash flows from operating activities in recent years and requires additional working capital to support future operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also discussed in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

June 13, 2008

BODYTEL SCIENTIFIC INC.

CONSOLIDATED BALANCE SHEETS

	February 29,	February 28,
ASSETS	2008	2007

Current Assets
Cash and cash equivalents	$466,430	$0
Inventories	247,381	-
Prepaid expenses and other current assets	189,086	-
Total current assets	902,897	-

Equipment & Software, net	170,572	-

Investment in Joint Venture, net	-	1,092,542

TOTAL ASSETS	$1,073,469	$1,092,542

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$677,666	$932
Accrued liabilities	57,027	6,300
Shareholder loans - current	1,913,743	-
Total current liabilities	2,648,436	7,232

Shareholder loans - long term	-	22,259

TOTAL LIABILITIES	2,648,436	29,491

SHAREHOLDERS' EQUITY
Capital stock	44,175	44,175
Additional paid in capital	2,507,825	1,257,825
Accumulated deficit	(4,141,087)	(238,949)
Accumulated other comprehensive income	14,120	-
Total shareholders' equity	(1,574,967)	1,063,051
	-	-
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,073,469	$1,092,542

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.
			Cumulative
CONSOLIDATED STATEMENTS OF OPERATIONS			Period From
			April 4, 2005
	Twelve	Twelve	(Inception)
	Months Ended	Months Ended	To
	February 29,	February 28,	February 29,
	2008	2007	2008
Revenue	$0	$0	$0
Operating expenses:
Research and development	2,552,785	-	2,552,785
General and administrative	1,814,265	66,230	1,895,756
Total operating expenses	4,367,050	66,230	4,448,541
(Loss) from operations	(4,367,050)	(66,230)	(4,448,541)
Loss from Joint Venture	(318,572)	(157,458)	(476,030)
Non-controlling interest	1,580,633	-	1,580,633
Interest income	9,515	-	9,515
Net (loss)	(3,095,474)	(223,688)	(3,334,423)
(Loss) per Common Share (basic and diluted)	(0.07)	(0.01)	(0.11)
Weighted Avg no. of Common Shares	44,175,000	26,571,712	29,461,135

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated	Accumulated	Total
			Additional	During the	Other	Shareholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity (Deficit)
	Shares	Amount	Capital	Stage	Income
Balances at April 4, 2005	-	$-	$-	$-		$-
Common stock issued for cash	44,175,000	$44,175	$1,257,825			$1,302,000
Net (loss) for the period				$(238,949)		$(238,949)
Balances at February 28, 2007	44,175,000	$44,175	$1,257,825	$(238,949)	$-	$1,063,051
Common stock issued for cash			$1,250,000			$1,250,000
Non-Controlling Interest in Glucotel				$(806,664)		$(806,664)
Comprehensive Income (Loss):
Net (loss) for the period				$(3,095,474)		$(3,095,474)
Cumulative translation adjustment					$14,120	$14,120
Comprehensive Loss						$(3,081,354)
Balances at February 29, 2008	44,175,000	$44,175	$2,507,825	$(4,141,087)	$14,120	$(1,574,967)

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.
			Cumulative
CONSOLIDATED STATEMENTS OF CASH FLOW			Period From
			April 4, 2005
	Twelve	Twelve	(Inception)
	Months Ended	Months Ended	To
	February 29,	February 28,	February 29,
	2008	2007	2008

Operating Activities:
Net (loss)	($3,095,474)	($223,688)	($3,334,423)
Add back non-cash expenses;
Depreciation and amortization expense	58,389	-	58,389
Adjustments to reconcile net (loss) to net cash
(Used in) operating activities:
(loss) on equity investment in Joint Venture	318,572	157,458	476,030
Changes in assets and liabilities:
Inventories	(247,381)	-	(247,381)
Prepaid expenses	(189,086)	-	(189,086)
Accounts payable - trade	676,734	932	677,666
Accrued liabilities	50,727	6,300	57,027
Net Cash Used in Operating Activities	(2,427,519)	(58,998)	(2,501,778)

Investing Activities:
Investment in Joint Venture		(1,250,000)	(1,250,000)
Investment in Equipment & Software	(228,961)		(228,961)
Net Cash Used in Investing Activities	(228,961)	(1,250,000)	(1,478,961)

Financing Activities:
Net proceeds from issuance of debt	1,891,484	22,259	1,913,743
Issuance of common stock for cash	1,250,000	1,250,000	2,552,000
Net Cash Provided by Financing Activities	3,141,484	1,272,259	4,465,743

Effect of exchange rate changes on cash	(18,574)	-	(18,574)
Net Increase in Cash	466,430	(36,739)	466,430

Cash and Cash Equivalents - Beginning of Period	-	36,739	-

Cash and Cash Equivalents - End of Period	$466,430	$0	$466,430

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     1) Summary of Significant Accounting Policies

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

The accompanying financial statements were prepared under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. Some risk of loss is incurred when cash balances exceed federally reserved limits.

Inventories

Inventories are stated at lower of cost or market value. Initial inventories of $247,381 were acquired in February 2008 and remain on hand as of February 29, 2008. The Company outsources its manufacturing and therefore no overhead costs are allocated to the purchased inventory. Inventories as of February 29, 2008 consist of the following:

Work in process	$247,381
Finished Goods	none

Property and Equipment

Office furniture, equipment, and software are carried at historical cost less accumulated depreciation, not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings, while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations. Depreciation is calculated over the estimated useful lives of the assets as follows:

Computer Equipment: 2-3 years, declining balance method.
Office & Factory Equipment: 3-10 years, straight line and declining balance methods.

Depreciation and amortization expense was $58,389 for the fiscal year ended February 29, 2008. No depreciation or amortization expense was recorded for the fiscal year ended February 28, 2007.

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

Advertising and Promotional Expenditures

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were $146,243 for the fiscal year ended February 29, 2008 and for the period from inception to February 29, 2008. No advertising or promotional expenses were incurred in the fiscal year ended February 28, 2007.

Research and Development Expenditures

Research and development costs are expensed as incurred and include the costs to design, develop, test, deploy and enhance our products. It also includes costs related to the execution of clinical trials and costs incurred to obtain regulatory approval for our products.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the years ended February 29, 2008 and 2007 and for the period from inception to February 29, 2008.

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

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates made by management.

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

Comprehensive Loss

Comprehensive loss consists of net loss and the effects of foreign currency translation.

     2) New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007) “Business Combinations” (SFAS No. 141(R)) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements,” which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board (IASB) and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. We will adopt these standards at the beginning of our 2010 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the our 2009 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

SFAS No. 141(R) retains the underlying fair value concepts of its predecessor (SFAS No. 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on our financial statements will depend primarily on specific transactions, if any, completed after 2009.

In May 2008, the Financial Accounting Standards Board (FASB) issued Statements of Financial Standards No. 162 (SFAS 162), "The Hierarchy of Generally Accepted Accounting Principles." SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (SAS 69), "The Meaning of Present Fairly in

Conformity With Generally Accepted Accounting Principles." SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

     3) Letter of Credit and Certificate of Deposit

The subsidiary, GlucoTel Scientific, Inc., maintains a $390,306 (257,000 Euros) certificate of deposit with CommerzBank (Korbach, Germany) to secure a letter of credit for a key supplier of product, LRE Medical GmbH.

     4) Shareholder Loan

The company has received a series of cash advances from Ferro Group Ventures, Inc. on a $2,500,000 Line of Credit Promissory Note accumulating to $1,905,758 through February 29, 2008. The amount of principal that has been advanced and is outstanding from time to time, shall be non-interest bearing up until October 31, 2008. Commencing November 1, 2008 (“Interest Bearing Date”), the amount of principal outstanding shall bear interest at ten percent (10%) per annum calculated and compounding annually from the Interest Bearing Date. The outstanding principal amount of the loan together with all accrued and unpaid interest and all other amounts outstanding shall become due and payable in full on February 28, 2009 (“Maturity Date”). The company may prepay the loan in whole or in part without penalty or prepayment compensation. As of June 10, 2008, this note is no longer outstanding as it has been converted to restricted common stock. See note 10.

     5) Commitments - Operating lease

The Company’s wholly owned subsidiary, Bodytel North America LLC, has entered into a 36 month lease agreement with an unrelated third party in regards to its premises. The agreement began on December 1, 2007 and the monthly payments for the first 12 months are $6,080 per month with an increase to $6,215 for months 13 – 24 and an increase to $6,350 for months 25 – 36.

The Company’s wholly owned subsidiary, BodyTel Europe GmbH, entered into a lease agreement for the lease of BodyTel Europe GmbH offices in Europe. Pursuant to the terms of the lease agreement the Company agreed to lease 187 square meters (2012 square feet) of office space located in Schlachthofstr. 1, Bad Wildungen, 34537 Germany for a term of two years beginning August 1, 2007 and € 1,309 per month, plus 19% VAT, which is equivalent to $2,367 per month at the USD exchange rate on February 29, 2008.

The Company’s wholly owned subsidiary, BodyTel Europe GmbH, entered into a lease agreement for the lease of six vehicles. Pursuant to the terms of the lease agreement the Company agreed to lease the vehicles for a term of three years beginning approximately December 18, 2007 for a total of € 4,259 per month, which is equivalent to $6,469 per month at the USD exchange rate on February 29, 2008.

Total future minimum payments under operating leases extending beyond one year is as follows:

Fiscal year ending February 28, 2009	$179,397
Fiscal year ending February 28, 2010	$164,448
Fiscal year ending February 28, 2011	$115,371
Total commitment	$459,216

     6) Net Loss Carryforwards (Deferred Taxes)

The company has generated a book Net Loss of $3,334,423 from its inception through February 29, 2008, thereby creating tax loss carryforwards that can be applied in future periods to reduce taxable income, within certain limitations..

The provision (benefit) for income taxes for the fiscal years ended February 29, 2008, and February 28, 2007, were as follows (assuming a 40% effective U.S. and Foreign blended tax rate):

	2008	2007
Current Tax Provision:
U.S. and Foreign
Taxable income	$-	$-
Total current tax provision	$-	$-
Deferred Tax Provision:
U.S and Foreign
Loss carryforwards	$1,238,000	$89,000
Change in valuation allowance	(1,238,000)	(89,000)
Total deferred tax provision	$-	$-

The Company had deferred income tax assets as of February 29, 2008, and February 28, 2007, as follows:

	2008	2007
Loss carryforwards	$1,334,000	$96,000
Less - Valuation allowance	(1,334,000)	(96,000)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the fiscal years ended February 29, 2008, and February 28, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

     7) Investment in GlucoTel Scientific Inc.

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

From December 2006 to June 30, 2007, the Company recorded its investment in GlucoTel under the equity method. For the Period March 1, 2007 to June 30, 2007 the Company recorded $318,571 of losses and for the period December 1, 2006 through February 28, 2007, the Company recorded $157,458 of losses. On June 30, 2007, the Company invested another $1,250,000 in the joint venture.

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

     8) Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of February 29, 2008, the Company had negative working capital of $1,574,967, and the Company had no cash resources to meet its current Business Plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

     9) Common Stock

On August 13, 2007, the Company issued 28,307,500 shares of its common stock in anticipation of acquiring the remaining 50% ownership of GlucoTel Scientific, Inc. The shares were being held by the Company until the transaction was completed. The transaction was completed on March 5, 2008 and the shares were subsequently cancelled.

On June 30, 2007, a shareholder contributed $1,250,000 cash to the Company, which was recorded as additional paid-in-capital, and related to the issuance of 625,000 shares on January 12, 2007 listed below.

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

     10) Subsequent Events

On March 5, 2008, the Company entered into a letter agreement with Marlon Vermögensverwaltungsgesellschaft mbH (“Marlon”). Pursuant to the terms of the Letter Agreement the Company acquired 100 shares (the “GlucoTel Shares”) of the common stock of GlucoTel Scientific Inc., a private Nevada corporation (“GlucoTel”) held by Marlon, representing 50% of the issued and outstanding shares of GlucoTel, in consideration of which the Company issued 4,000,000 restricted shares of its common stock (the “BodyTel Shares”) to Marlon. The agreement supersedes and replaces all prior agreements relating to the acquisition by the Company of the remaining 50%

shareholding interest in GlucoTel, including the Shareholders Agreement between the Company and Safe-com GmbH & Co. KG (“Safecom”) dated December 6, 2006, a copy of which was filed with the Company’s current report on Form 8-K filed with the SEC on December 14, 2006. Safecom’s interest in GlucoTel and the Shareholders Agreement was subsequently assigned to Marlon by Safecom.

Closing of the acquisition by the Company of GlucoTel Shares by the Company occurred on March 5, 2008. Following completion of the transaction the Company now holds 100% of the issued and outstanding shares of GlucoTel and Marlon holds 23,500,000 shares of the Company’s issued and outstanding common stock. GlucoTel is the Company’s wholly owned subsidiary which has the proprietary rights to the Company’s blood glucose monitoring and diabetes management system, GlucoTel™, as well as the PressureTel™ blood pressure device and the WeightTel™ weight scale systems.

During the next twelve months, the Company intends to focus on finishing the development and commercialization of the GlucoTel blood glucose monitoring system. During this period, the Company expects to have completed and received all relevant patents, trademarks and regulatory approvals such as Federal Drug Administration for the United States and CE approvals from the European Union (received subsequently on May 28, 2008) to begin distributing its product. Additionally, the Company expects to have finalized the development and commercialization of its products WeighTel and PressureTel. Also, the Company expects to conduct further research and development on home monitoring devices in different areas for chronic diseases such as Diabetes.

The Company issued the BodyTel Shares to Marlon pursuant to Regulation S of the Securities Act of 1933 on the basis that: (i) Marlon represented that it was outside of the United States at the time the Letter Agreement was entered into; and (ii) Marlon represented that it was not a US person as such term is defined under Regulation S.

On June 11, 2008 we entered into a secured convertible discount note purchase agreement with Pageant Holdings Ltd. (the “Lender”) pursuant to which we sold to the lender as secured convertible note in the principal amount of $1,272,048 (the “Note”). The purchase price of the Note was $1,042,500 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The maturity date of the Note is June 11, 2013 and the yield to maturity based on quarterly compounding is 4.00% per annum. The principal outstanding under the Note is convertible into shares of common stock of BodyTel at any time prior to the maturity date by dividing either the accreted amount of principal (as defined in the agreement) or the principal amount by the initial conversion price of $1.39 (as may be adjusted from time to time as set out in the agreement). The Company sold the Note to the Lender pursuant to Regulation D of the Securities Act of 1933 on the basis that Lender represented that they were either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Act”) or a “qualified institutional buyer” within the meaning of Rule 144A. The Company intends to use the proceeds of the Note for working capital purposes and repayment of debt.

On June 10, 2008 we entered into a debt settlement agreement with Ferro Group Ventures, Inc. pursuant to which we issued to Ferro Group 1,562,500 restricted shares of our common stock in full and final settlement of the total $2,500,000 outstanding principal on our Line of Credit Promissory Note with Ferro Group dated March 6, 2008. Pursuant to the terms of the agreement we received a release from all further obligations under line of credit promissory note in consideration of the issuance of the 1,562,500 shares. The Company issued the shares to Ferro Group pursuant to Regulation S of the Securities Act of 1933 on the basis that Ferro Group represented that they were not a “U.S. Person” as defined in Regulation S under the Securities Act of 1933.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 23, 2008, we engaged Virchow, Krause & Company, LLP, independent registered accountants (“Virchow Krause”), as our independent accountant. Our previous independent accountant, Stark, Winter, Schenkein and Co., LLP (“SWS”), was dismissed on May 23, 2008. The decision to change accountants was approved by the Company's board of directors on May 23, 2008.

SWS has been engaged as our principal independent accountants since September 28, 2007 (the “Engagement Period”). During the Engagement Period and the subsequent interim period through May 23, 2008, there were no disagreements with SWS on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to SWS’s satisfaction would have caused SWS to make reference to the subject matter of the disagreements in an audit report, nor were there any "reportable events" as such term is defined in Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended. During the Engagement Period SWS did not audit the Company’s financial statements or provide an audit report.

ITEM 8A. CONTROLS AND PROCEDURES.

Management Report on Internal Controls

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Our management, under the supervision of our President, Chief Executive Officer and Director, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, our President, Chief Executive Officer and Director concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our independent registered chartered accountants regarding internal control over financial reporting. The effectiveness of our internal control over financial reporting was not subject to an audit pursuant to Securities and Exchange Commission rules that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ending February 29, 2008, there was no change in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

As at June 12, 2008, our directors and executive officers, their ages, positions held, and duration of such, are as follows:

Name	Position Held with our Company	Age	Date First Elected or Appointed
Stefan Schraps	President, Secretary, Treasurer and a Director Chief Executive Officer and Chief Financial officer	38	March 22, 2007
Paul Barry	Director	30	April 2, 2008
Lawrence Rosenfeld	Director	55	April 2, 2008

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

Stefan Schraps is our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and a director of our company. Mr. Schraps was appointed to the board of directors of GlucoTel Scientific in November 2006. He is responsible for bringing the GlucoTel idea alive. Mr. Schraps has held senior level operations management positions in a variety of organizations including over 10 years in IT and IT security organizations. Previously he served as the Director of Operations for a globally acting IT company which developed products for the Telecommunication market. Mr. Schraps holds a diploma in business from the University of Hanover, Germany and a Bachelor of Business Administration from Georgia Southern University, Georgia.

Paul Barry has been a director of our company since April 2, 2008. Mr. Barry is an experienced corporate finance executive with substantial experience in private equity financings. Previously he was an executive in the leveraged finance group of HSBC with responsibility for structuring and syndicating private equity transactions in the United Kingdom and continental Europe. Prior to that he was at Morgan Stanley in London advising on M&A transactions, corporate restructurings and IPOs, principally for private equity clients. Mr. Barry has a degree in electrical engineering from University College in Cork, Ireland.

Lawrence Rosenfeld has been a director of our company since April 2, 2008. Mr. Rosenfeld is the Chief Executive Officer of VitalStream Health, a spin-out company of the Cleveland Clinic. Mr. Rosenfeld was the founder and from 1984-1998, Chairman and CEO of Concentra Corporation, a Massachusetts-based software company that he led from its inception in 1984, through its initial public offering on Nasdaq in 1995 and until its sale to Oracle in December 1998. Concentra was a leading provider of knowledge-based engineering and sales force automation software. Major customers included Boeing, Airbus, GE, United Technologies, GM, Ford, Sumitomo, Nokia and many other global companies. From 1998 until present, Mr. Rosenfeld has served on the boards of a number of US and International corporations such as Ansaldo Signal, a $400 million railroad signal company and Benco Dental, the largest private dental supply company in the US. He also has advised a number growing companies and has succeeded in leading a number of M&A transactions. In addition, he has served as Trustee and Executive Director of Team Adventure Education Foundation and navigated one of the fastest sailboats around the world in The Race and set sailing world records across the Pacific. Mr. Rosenfeld earned a BS in mathematics in 1976 from Hampshire College, Amherst, MA.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Committees of the Board Of Directors

At present, we do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committee.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

We have no audit committee financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

Code of Ethics

We adopted a Code of Ethics applicable to all of our directors, officers, employees and consultants, which is a "code of ethics" as defined by applicable rules of the SEC. Our Code of Ethics is attached as an exhibit to this annual report. If we make any amendments to our Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of our Code of Ethics to our chief executive officer, chief financial officer, or certain other finance executives, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a Current Report on Form 8-K filed with the SEC.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
Stefan Schraps	1(1)	1(1)	Nil
Morrison Holdings LLC	2	2	2
Tan Siekmann	1	1	1
Marlon Vermogensverwaltungs GmbH	1	1	1

(1)	The named officer, director or greater than 10% stockholder, as applicable, filed a late Form 3 – Initial Statement of Beneficial Ownership of Securities.

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended February 29, 2008; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, for our year ended February 29, 2008, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Stefan Schraps(1) President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer	2008 2007	88,160 (2) Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	9,120(2) Nil	97,280(2) Nil

(1) Mr.Schraps has been our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer since March 22, 2007.

(2) Mr. Schraps receives a consulting fee of €8,000 per month in consideration of certain management consulting services provided to BodyTel’s subsidiaries. The Company also pays an automobile lease on behalf of Mr. Schraps at a rate of €500 per month.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at February 29, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our sole executive officer.

Aggregated Options Exercised in the Year Ended February 29, 2008 and Year End Option Values

There were no stock options exercised during the year ended February 29, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended February 29, 2008.

Director Compensation

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Employment Contracts

We presently do not have any employment agreements or other compensation arrangements with our officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

As of May 28, 2008, there were 44,175,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of February 29, 2008 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner	Beneficially Owned (1)	Percentage of Class (1)
Directors and Officers:
Common Stock	Stefan Schraps 4720 Salisbury Road, Suite 72 Jacksonville, Florida 32256	23,500,000 (2)	53.2%
Common Stock	Paul Barry 4720 Salisbury Road, Suite 72 Jacksonville, Florida 32256	Nil	Nil
Common Stock	Lawrence Rosenfeld 4720 Salisbury Road, Suite 72 Jacksonville, Florida 32256	Nil	Nil
Common Stock	Directors and Officers as a group (3)	23,500,000 (2)	53.2%

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner	Beneficially Owned (1)	Percentage of Class (1)
	5% Stockholders
Common Stock	Stefan Schraps 4720 Salisbury Road, Suite 72 Jacksonville, Florida 32256	23,500,000 (2)	53.2%
Common Stock	Marlon Vermogensverwaltungs GmbH Burg Lichtenfels 1, 35104, Lichtenfels, Germany	23,500,000(2)	53.2%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. The percentage of class is based on 44,175,000 shares of common stock issued and outstanding as of May 28, 2008.

(2)	Registered in the name of Marlon Vermogensverwaltungsgesellschaft mbH ("Marlon"). Mr. Schraps is the beneficial owner of 10% of the issued and outstanding voting securities of Marlon.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None of the following parties has, since commencement of our fiscal year ended February 29, 2007, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, in which our company is a participant and the amount involved exceeds the lesser of $120,000 or 1% of the average of our company’s total assets for the last three completed financial years:

(i)	Any of our directors or officers;
(ii)	Any person proposed as a nominee for election as a director;
(iii)	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;
(iv)	Any of our promoters; and
(v)	Any member of the immediate family (including spouse, parents, children, siblings and in- laws) of any of the foregoing persons.

On March 5, 2008, we entered into a letter agreement with Marlon Vermögensverwaltungsgesellschaft mbH (“Marlon”). Mr. Schraps, our Chief Executive Officer and Chief Financial Officer is the beneficial owner of 10% of the issued and outstanding voting securities of Marlon. Pursuant to the terms of the Letter Agreement we acquired 100 shares (the “GlucoTel Shares”) of the common stock of GlucoTel Scientific Inc., a private Nevada corporation (“GlucoTel”) held by Marlon, representing 50% of the issued and outstanding shares of GlucoTel, in consideration of which the Company issued 4,000,000 restricted shares of its common stock (the “BodyTel Shares”) to Marlon.  Following completion of the transaction the Company now holds 100% of the issued and outstanding shares of GlucoTel and Marlon holds 23,500,000 shares of the Company’s issued and outstanding common stock. GlucoTel is the Company’s wholly owned subsidiary which has the proprietary rights to the Company’s blood glucose monitoring and diabetes management system, GlucoTel™, as well as the PressureTel™ blood pressure device and the WeightTel™ weight scale systems.  The Company issued the BodyTel Shares to Marlon pursuant to Regulation S of the Securities Act of 1933 on the basis that: (i) Marlon represented that it was outside of the United States at the time the Letter Agreement was entered into; and (ii) Marlon represented that it was not a US person as such term is defined under Regulation S.

Director Independence

Our board is presently composed of three (3) directors, consisting of Stefan Schraps, Paul Barry and Lawrence Rosenfeld.

We have determined that Paul Barry and Lawrence Rosenfeld are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers. Currently our audit committee consists of our entire board of directors. We currently do not have nominating, compensation committees or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee who qualifies as an “audit committee financial expert” as defined in Item 407(d)(5(ii) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

ITEM 13. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 25, 2005)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 25, 2005)
3.3	Amended and Restated Bylaws (incorporated by reference from our Current Report on Form 8-K, filed on April 3, 2008)
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
10.9

Letter Agreement dated March 5, 2008 between BodyTel Scientific Inc. and Marlon Vermögensverwaltungsgesellschaft GmbH (incorporated by reference from our Current Report on Form 8-K, filed on March 7, 2008)

Exhibit Number	Description
10.10	Line of Credit Promissory Note dated March 6, 2008 in favour of Ferro Group Ventures, Inc. (incorporated by reference from our Current Report on Form 8-K, filed on March 7, 2008)
10.11*	Investment Letter dated June 11, 2008 between BodyTel Scientific Inc. and Pageant Holdings Ltd
10.12*	Guaranty and Intellectual Property Security Agreement dated June 11, 2008 between GlucoTel Scientific, Inc. and Pageant Holdings Ltd.
10.13*	Secured Convertible Discount Note dated June 11, 2008 between BodyTel Scientific Inc. and Pageant Holdings Ltd.
10.14*	Note Purchase Agreement dated June 11, 2008 between BodyTel Scientific Inc. and Pageant Holdings Ltd.
10.15*	Debt Settlement Agreement dated June 10, 2008 between Ferro Group Ventures, Inc. and BodyTel Scientific Inc.
14.1*	Code of Ethics
21.1*	List of Subsidiaries
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the most recently completed fiscal year ended February 29, 2008 and for fiscal year ended February 28, 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	February 29, 2008	February 28, 2007
Audit Fees	$58,567	$5,300
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$58,567	$5,300

Policy on Pre-Approval by Audit Committee of Services Performed by Independent Auditors

The board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

The board of directors has considered the nature and amount of fees billed by Virchow, Krause & Company, LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Virchow, Krause & Company, LLP.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODYTEL SCIENTIFIC INC.

By	/s/ Stefan Schraps
Stefan Schraps
President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	June 13, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Stefan Schraps
Stefan Schraps
President, Chief Executive Officer
and Chief Financial Officer
(Principal Executive Officer, Principal Accounting Officer
and Principal Financial Officer)

Date:	June 13, 2008

By	/s/ Lawrence Rosenfeld
Lawrence Rosenfeld
Director

Date:	June 13, 2008

By	/s/ Paul Barry
Paul Barry
Director

Date:	June 13, 2008