Form 10-Q
period 2008-05-31
BODYTEL SCIENTIFIC INC.
filed 2008-07-15
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________to ________

Commission File No. 000-51633

BODYTEL SCIENTIFIC INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0461698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4720 Salisbury Road, Suite 72 Jacksonville, Florida 32256
(Address of principal executive offices) (zip code)

904-305-8634
(Registrant’s telephone number, including area code)

One Independent Drive, Suite 1701, Jacksonville, FL
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes[ x ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer," "accelerated filer,” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ x ]
(Do not check if a smaller reporting company)

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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of July 1, 2008, there were 44,175,000 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	May 31,
	2008	February 29,
ASSETS	(Unaudited)	2008

Current Assets:
Cash and cash equivalents	384,336	466,430
Inventories	253,457	247,381
Prepaid expenses and other current assets	556,266	189,086
Total current assets	1,194,059	902,897

Equipment & Software, net	218,486	170,572

TOTAL ASSETS	1,412,545	$1,073,469

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	2,017,639	677,666
Accrued liabilities	67,040	57,027
Shareholder loans - current	2,527,004	1,913,743
Total current liabilities	4,611,683	2,648,436

TOTAL LIABILITIES	4,611,683	2,648,436

Shareholders' Equity:
Capital stock	44,175	44,175
Additional paid in capital	14,827,825	2,507,825
Accumulated deficit	(18,171,772)	(4,141,087)
Accumulated other comprehensive income	100,634	14,120
Total shareholders' equity	(3,199,138)	(1,574,967)
	-	-
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	1,412,545	1,073,469

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Cumulative
			Period From
			April 4, 2005
	Three	Three	(Inception)
	Months Ended	Months Ended	To
	May 31,	May 31,	May 31,
	2008	2007	2008

Revenues	$0	$0	$0

Operating expenses:

Research and development	383,727	-	2,936,512
Acquired in-process research and development	13,126,664	-	13,126,664
General and administrative	1,342,790	10,745	3,238,546
Total operating expenses	14,853,181	10,745	19,301,722

(Loss) from operations	(14,853,181)	(10,745)	(19,301,722)

Loss from Joint Venture	-	(225,189)	(476,030)

Interest income	15,832	-	25,347

Net (loss)	(14,837,349)	(235,934)	(18,171,772)

(Loss) per Common Share (basic and diluted)	(0.34)	(0.01)	(0.59)

Weighted Avg no. of Common Shares	44,175,000	44,175,000	30,634,164

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(UNAUDITED)

				(Deficit)
				Accumulated	Accumulated	Total
			Additional	During the	Other	Shareholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity (Deficit)
	Shares	Amount	Capital	Stage	Income
Balances at April 4, 2005	-	$-	$-	$-		$-
Common stock issued for cash	44,175,000	$44,175	$1,257,825			$1,302,000
Net (loss) for the period				$(238,949)		$(238,949)
Balances at February 28, 2007	44,175,000	$44,175	$1,257,825	$(238,949)	$-	$1,063,051
Common stock issued for cash			$1,250,000			$1,250,000
Non-Controlling Interest in GlucoTel				$(806,664)		$(806,664)
Comprehensive Income (Loss):
Net (loss) for the period				$(3,095,474)		$(3,095,474)
Cumulative translation adjustment					$14,120	$14,120
Comprehensive Loss						$(3,081,354)
Balances at February 29, 2008	44,175,000	$44,175	$2,507,825	$(4,141,087)	$14,120	$(1,574,967)
Common stock returned to Company	(4,000,000)	$(4,000)				$(4,000)
Common stock issued for GlucoTel acquisition	4,000,000	$4,000	$12,320,000			$12,324,000
Non-Controlling Interest in GlucoTel				$806,664		$806,664
Comprehensive Income (Loss):
Net (loss) for the period				$(14,837,349)		$(14,837,349)
Cumulative translation adjustment					$86,514	$86,514
Comprehensive Loss						$(14,750,835)
Balances at May 31, 2008	44,175,000	$44,175	$14,827,825	$(18,171,772)	$100,634	$(3,199,138)

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

			Cumulative
			Period From
			April 4, 2005
	Three	Three	(Inception)
	Months Ended	Months Ended	To
	May 31,	May 31,	May 31,
	2008	2007	2008

Operating Activities:
Net (loss)	($14,837,349)	($235,934)	($18,171,772)
Add back non-cash expenses;
Depreciation and amortization expense	16,081	-	$74,470
Acquired in-process research and development	13,126,664		$13,126,664
Adjustments to reconcile net (loss) to net cash
(Used in) operating activities:
(loss) on equity investment in Joint Venture	-	225,189	$476,030
Changes in assets and liabilities:
Inventories	-	-	($247,381)
Prepaid expenses	(376,735)	-	($565,821)
Accounts payable - trade	1,307,410	6,245	$1,985,076
Accrued liabilities	11,319	4,500	$68,346
Net Cash Used in Operating Activities	(752,611)	0	(3,254,389)

Investing Activities:
Investment in Joint Venture	-	-	($1,250,000)
Investment in Equipment & Software	(26,793)		($255,754)
Net Cash Used in Investing Activities	(26,793)	0	(1,505,754)

Financing Activities:
Net proceeds from issuance of debt	561,318	-	$2,475,061
Issuance of common stock for cash	-	-	$2,552,000
Net Cash Provided by Financing Activities	561,318	0	5,027,061

Effect of exchange rate changes on cash	135,991	-	$117,417
Net Increase (Decrease) in Cash	(82,094)	-	384,336

Cash and Cash Equivalents - Beginning of Period	466,430	-	-

Cash and Cash Equivalents - End of Period	$384,336	$0	$384,336

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

The consolidated financial statements include the accounts and operations of BodyTel Scientific, Inc. and its wholly owned subsidiaries, BodyTel North America LLC, BodyTel Europe GmbH, and recently acquired GlucoTel Scientific Inc. All intercompany accounts and transactions have been eliminated on consolidation.

Prior to the Company acquiring the remaining 50% interest in Glucotel on March 5, 2008, for accounting purposes, the Company was treating its capital investment in GlucoTel as a vehicle for research and development. Because the Company was solely providing financial support to further the research and development of GlucoTel, such amounts were being charged to expense as incurred by GlucoTel. GlucoTel has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, GlucoTel was considered a variable interest entity and was consolidated. As of March 5, 2008, Glucotel became a wholly owned subsidiary of BodyTel. The creditors of GlucoTel do not have recourse to the general credit of the Company.

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

Inventories

Inventories are stated at lower of cost or market value. Initial inventories of $253,457 were acquired in February 2008 and remain on hand as of May 31, 2008. The Company outsources its manufacturing and therefore no overhead costs are allocated to the purchased inventory. Inventories as of May 31, 2008 consist of the following:

Work in process	$253,457
Finished Goods	none

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

Depreciation and amortization expense was $16,081 for the quarter ended May 31, 2008. No depreciation or amortization expense was recorded for the quarter ended May 31, 2007.

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

Advertising and Promotional Expenditures

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were $52,266 for the quarter ended May 31, 2008 and $198,509 for the period from inception to May 31, 2008. No advertising or promotional expenses were incurred in the quarter ended May 31, 2007.

Acquired In-process Research and Development (“IPR&D”)

When we acquire another company or group of assets, the purchase price is allocated, as applicable, between IPR&D, net tangible assets, goodwill and other intangible assets. We define IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present value. The discount rate used is determined at the time of the acquisition and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Amounts allocated to IPR&D are expensed at the time of acquisition.

Research and Development Expenditures

Research and development costs are expensed as incurred and include the costs to design, develop, test, deploy and enhance our products. It also includes costs related to the execution of clinical trials and costs incurred to obtain regulatory approval for our products.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the quarters ended May 31, 2008 and 2007 and for the period from inception to May 31, 2008.

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

          3)           Letter of Credit and Certificate of Deposit

The subsidiary, GlucoTel Scientific, Inc., maintains a $399,892 (257,000 Euros) certificate of deposit with CommerzBank (Korbach, Germany) to secure a letter of credit for a key supplier of product, LRE Medical GmbH.

          4)           Shareholder Loan

The company has received a series of cash advances from Ferro Group Ventures, Inc. on a Line of Credit Promissory Note accumulating to $2,527,004 through May 31, 2008. The amount of principal that has been advanced and is outstanding from time to time, shall be non-interest bearing up until October 31, 2008. Commencing November 1, 2008 (“Interest Bearing Date”), the amount of principal outstanding shall bear interest at ten percent (10%) per annum calculated and compounding annually from the Interest Bearing Date. As of June 10, 2008, this note is no longer outstanding as it has been converted to restricted common stock. See Note 9.

          5)           Commitments Operating lease

The Company’s wholly owned subsidiary, Bodytel North America LLC, has entered into a 36 month lease agreement with an unrelated third party in regards to its premises. The agreement began on December 1, 2007 and the monthly payments for the first 12 months are $6,080 per month with an increase to $6,215 for months 13 – 24 and an increase to $6,350 for months 25 – 36. Subsequently the Company cancelled the lease at a cost of $22,898.16 payable on September 30, 2008.

The Company’s wholly owned subsidiary, BodyTel Europe GmbH, entered into a lease agreement for the lease of BodyTel Europe GmbH offices in Europe. Pursuant to the terms of the lease agreement the Company agreed to lease 187 square meters (2012 square feet) of office space located in Schlachthofstr. 1, Bad Wildungen, 34537

Germany for a term of two years beginning August 1, 2007 and € 1,309 per month, plus 19% VAT, which is equivalent to $2,425 per month at the USD exchange rate on May 31, 2008.

The Company’s wholly owned subsidiary, BodyTel Europe GmbH, entered into a lease agreement for the lease of six vehicles. Pursuant to the terms of the lease agreement the Company agreed to lease the vehicles for a term of three years beginning approximately December 18, 2007 for a total of € 4,259 per month, which is equivalent to $6,628 per month at the USD exchange rate on May 31, 2008.

Total future minimum payments under operating leases extending beyond one year is as follows:

Fiscal year ending February 28, 2009	$182,001
Fiscal year ending February 28, 2010	$166,646
Fiscal year ending February 28, 2011	$116,802
Total commitment	$465,449

          6)           Net Loss Carryforwards (Deferred Taxes)

The company has generated a tax-basis Net Operating Loss of approximately $5,264,000 from its inception through May 31, 2008, thereby creating tax loss carryforwards that can be applied in future periods to reduce taxable income, within certain limitations..

The provision (benefit) for income taxes for the quarters ended May 31, 2008, and May 31, 2007, were as follows (assuming a 40% effective U.S. and Foreign blended tax rate):

	2008	2007
Current Tax Provision:
U.S and Foreign
Taxable Income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
U.S and Foreign
Loss Carryforwards	$772,000	$94,000
Change in valuation allowance	(772,000)	(94,000)
Total deferred tax provision	$-	$-

The Company has deferred income tax assets as of May 31, 2008 and May 31, 2007, as follows:

	2008	2007
Loss carryforwards	$2,106,000	$190,000
Less - Valuation allowance	(2,106,000)	(190,000)
Total net deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the quarters ended May 31, 2008, and May 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

          7)           Investment in and Acquisition of GlucoTel Scientific Inc.

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

Commencing July 1, 2007, the Company treated its capital investment in GlucoTel as a vehicle for research and development. Because the Company is solely providing financial support to further the research and development of GlucoTel, such amounts are being charged to expense as incurred by GlucoTel. GlucoTel has no ability to fund these activities and is dependent on the Company to fund its operations. In these circumstances, GlucoTel was considered a variable interest entity and was consolidated.

On March 5, 2008, the Company entered into a letter agreement with Marlon Vermögensverwaltungsgesellschaft mbH (“Marlon”). Pursuant to the terms of the Letter Agreement the Company acquired 100 shares (the “GlucoTel Shares”) of the common stock of GlucoTel Scientific Inc., a private Nevada corporation (“GlucoTel”) held by Marlon, representing the remaining 50% of the issued and outstanding shares of GlucoTel, in consideration of which the Company issued 4,000,000 restricted shares of its common stock (the “BodyTel Shares”) to Marlon. Fair value of the common stock was measured by the most recent traded price preceding March 5, 2008.

The investment was accounted for using the step acquisition method prescribed by ARB 51, Consolidated Financial Statements. Step acquisition accounting requires the allocation of the excess purchase price to the fair value of net assets acquired.

The following table presents the purchase price for the acquisition on March 5, 2008:

Shares issued by the company		4,000,000
FMV per share (most recent trade price 3/5/08)	X	$3.08
Fair value of shares issued		$12,320,000
Interest acquired in historical book value of GlucoTel		806,664
Excess purchase price over historical book value		$13,126,664

The entire excess purchase price over historical book value of $13,126,664 was charged to in-process research and development and expensed in the current quarter ended May 31, 2008. As of the acquisition date, the in-process projects had not yet reached technological feasibility and had no alternative use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the products. Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition.

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

          8)           Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of May 31, 2008, the Company had negative working capital of $3,417,624, and the Company had no cash resources to meet its current Business Plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common stock” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “BodyTel” mean BodyTel Scientific, Inc., unless the context clearly requires otherwise.

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

Recent Corporate Developments

Since the completion of our fiscal year ended February 29, 2008 we experienced the following significant corporate developments:

1.

In July, 2008, we finalized the mass production of all GlucoTel Starter Kit components including GlucoTel Blood Glucose Test Strips and are now preparing the kitting of our first market ready product. After having obtained CE approval in May, 2008, BodyTel has commenced supplies of its blood glucose monitoring and management system GlucoTel to selected partners in CE sensitive countries. GlucoTel is expected to be commercially available in Germany, the Netherlands and the United Arab Emirates (U.A.E.) by August 18th.

2.

On June 26, 2008 BodyTel Scientific Inc. we entered, through our wholly owned subsidiary, into an exclusive distribution agreement with Sanisa of Valencia, Spain. Beginning in the third quarter of 2008, BodyTel's new partner, Sanisa, is expected to commence offering BodyTel's blood glucose monitoring and diabetes management system, GlucoTel, in Spain and Portugal. Pursuant to the terms of the distribution agreement, BodyTel granted Sanisa the right to exclusively market GlucoTel in those countries for a term of one year.

3.

On June 24, 2008, we entered, through our wholly owned subsidiary, into an exclusive distribution agreement with Diabetes Supplies Ltd. (DSL), a distributor of medical supplies in New Zealand. Beginning in the third quarter of 2008, BodyTel's new partner, Diabetes Supplies, intends to begin offering BodyTel's blood glucose monitoring and diabetes management system, GlucoTel, in New Zealand. Pursuant to the terms of the distribution agreement, BodyTel granted DSL the right to exclusively market the GlucoTel in the Territory for a term of one year. Diabetes Supplies Ltd. is also responsible for all distribution, compliance and marketing costs relating to the sale of the products in New Zealand.

4.
The Company’s wholly owned subsidiary, Bodytel North America LLC, previously entered into a 36 month lease agreement with One Independent Square LLC an unrelated third party in regards to its head office. The lease agreement commenced on December 1, 2007 and the monthly payments for the first 12 months were $6,080 per month. Subsequently, on June 12, 2008 the Company cancelled the lease at a cost of $22,898.16 payable on September 30, 2008. The Company has also changed its North American head office to 4720 Salisbury Road, Suite 72 Jacksonville, Florida 32256.

5.

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

6.

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

7.

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

8.

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

9.

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

10.	On March 7, 2008, our German subsidiary, BodyTel Europe GmbH showcased at The TeleHealth International Conference and Exhibition for ICT Solutions in the Health Sector held in Germany.

11.

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

12.

On March 5, 2008, we entered into a letter agreement with Marlon Vermögensverwaltungsgesellschaft mbH (“Marlon”).Pursuant to the terms of the Letter Agreement we acquired 100 shares (the “GlucoTel Shares”) of the common stock of GlucoTel Scientific Inc., a private Nevada corporation (“GlucoTel”) held by Marlon, representing 50% of the issued and outstanding shares of GlucoTel, in consideration of which the Company issued 4,000,000 restricted shares of its common stock (the “BodyTel Shares”) to Marlon. Following completion of the transaction the Company now holds 100% of the issued and outstanding shares of GlucoTel and Marlon holds 23,500,000 shares of the Company’s issued and outstanding common stock. GlucoTel is the Company’s wholly owned subsidiary which has the proprietary rights to the Company’s blood glucose monitoring and diabetes management system, GlucoTel™, as well as the PressureTel™ blood pressure device and the WeightTel™ weight scale systems. The Company issued the BodyTel Shares to Marlon pursuant to Regulation S of the Securities Act of 1933 on the basis that: (i) Marlon represented that it was outside of the United States at the time the Letter Agreement was entered into; and (ii) Marlon represented that it was not a US person as such term is defined under Regulation S.

General

The following is a discussion and analysis of our results of operation for the three month period ended May 31, 2008, and the factors that could affect our future financial condition. This discussion and analysis should be read in conjunction with our consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. Our consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Results Of Operations

Three Months Summary

	Three Months Ended May 31,
	2008	2007
Research and development	$383,727	$-
Acquired in-process research	13,126,664	-
and development
General and Administrative	1,342,790	10,745
Total Operating Expenses	$14,853,181	$10,745
(Loss) from operations	(14,853,181)	(10,745)
Loss from Joint Venture	-	(225,189)
Interest Income	15,832	-
Net Loss	$(14,837,349)	$(235,934)

Revenue

From our inception through May 31, 2008, we have not generated any revenue. We expect to distribute our products during our second fiscal quarter now that we have received CE approval. We plan to distribute our products to the United Arab Emirates, Germany and Netherlands initially. We still must receive regulatory approvals in other countries or regions that do not use CE (FDA for US for instance) in order to ship product and generate revenue in those countries or regions.

Expenses

Total operating expenses during the three months ended May 31, 2008 increased substantially as compared to the comparative period in 2007 because of the preparation of the market entry for the GlucoTel product. General and administrative cost increased as a result of regulatory and approval costs as well as the operational costs for preparing the market launch in Europe and the US.

On March 5, 2008, the Company entered into a letter agreement with Marlon Vermögensverwaltungsgesellschaft mbH (“Marlon”). Pursuant to the terms of the Letter Agreement the Company acquired 100 shares (the “GlucoTel Shares”) of the common stock of GlucoTel Scientific Inc., a private Nevada corporation (“GlucoTel”) held by Marlon, representing the remaining 50% of the issued and outstanding shares of GlucoTel, in consideration of which the Company issued 4,000,000 restricted shares of its common stock (the “BodyTel Shares”) to Marlon. Fair value of the common stock was measured by the most recent traded price preceding March 5, 2008.

The following table presents the purchase price for the acquisition on March 5, 2008:

Shares issued by the company		4,000,000
FMV per share (most recent trade price 3/5/08)	X	$3.08
Fair value of shares issued		$12,320,000
Interest acquired in historical book value of GlucoTel		806,664
Excess purchase price over historical book value		$13,126,664

The entire excess purchase price over historical book value of $13,126,664 was charged to in-process research and development and expensed in the current quarter ended May 31, 2008. As of the acquisition date, the in-process projects had not yet reached technological feasibility and had no alternative use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the products. Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition.

Liquidity and Financial Condition

Working Capital

	At May 31, 2008	At February 29, 2008
Current assets	$1,194,059	$902,897
Current liabilities	4,611,683	2,648,436
Working capital (deficiency)	$(3,417,624)	$(1,745,539

Cash Flows

	Three Months Ended
	May 31, 2008	May 31, 2007
Cash flows used in operating activities	$(752,611)	$0
Cash flows used in investing activities	(26,793)	0
Cash flows provided by financing activities &	697,309	0
exchange rate effect
Increase (decrease) in cash during period	$(82,094)	$0

Future Financings

Our plan of operation calls for significant expenses in connection with the development, research, marketing and distribution of our GlucoTel products. We recorded a net operating loss of $14,837,349 for the three month period ended May 31, 2008 and have an accumulated deficit of $18,171,772 since inception. We estimate that we will require approximately $10,858,249 for anticipated expenses over the next twelve months. As of May 31, 2008, we had cash of $384,336. Accordingly, we expect that we will need to obtain additional financing over the next twelve months in order to meet our anticipated expenditures and if our revenues are insufficient to meet our estimated operating expenses over the next twelve months.

On June 10, 2008, we entered into a debt settlement agreement with Ferro Group Ventures, Inc. pursuant to which we issued to Ferro Group 1,562,500 restricted shares of our common stock in full and final settlement of the total $2,500,000 outstanding principal on our Line of Credit Promissory Note with Ferro Group dated March 6, 2008. Pursuant to the terms of the agreement we received a release from all further obligations under line of credit promissory note in consideration of the issuance of the 1,562,500 shares.

On June 11, 2008, we entered into a secured convertible discount note purchase agreement with Pageant Holdings Ltd. (the “Lender”) pursuant to which we sold to the lender a secured convertible note in the principal amount of $1,220,000 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The maturity date of the Note is June 11, 2013 and the yield to maturity based on quarterly compounding is 4% per annum. The principal outstanding under the Note is convertible into shares of common stock of BodyTel at any time prior to the maturity date by dividing either the accreted amount of principal (as defined in the agreement) or the principal amount by the initial conversion price of $1.39 (as may be adjusted from time to time as set out in the agreement). The Company intends to use the proceeds of the Note for working capital purposes and repayment of debt.

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

Going Concern

We have incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of May 31, 2008, we had an accumulated deficit of approximately $18.2 million. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our unaudited consolidated financial statements included in this Quarterly Report on Form 10Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

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

Acquired In-process Research and Development (“IPR&D”)

When we acquire another company or group of assets, the purchase price is allocated, as applicable, between IPR&D, net tangible assets, goodwill and other intangible assets. We define IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires us to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present value. The discount rate used is determined at the time of the acquisition and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Amounts allocated to IPR&D are expensed at the time of acquisition.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended May 31, 2008 and 2007.

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

Fair Value of Financial Instruments

We estimate the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts our company could realize in a current market exchange. As of May 31, 2008, the carrying value of cash, prepaid expenses, accounts payable, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of May 31, 2008, and expenses for the periods ended May 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

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

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission’s penny stock regulations which may limit a stockholder’s ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at May 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by our Chief Executive Officer and our Chief Financial Officer. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report.

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2008 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS.

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 25, 2005)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 25, 2005)
10.1

Product Supply Agreement between Safe-com GmbH & Co. KG and Cambridge Sensors Limited dated January 23, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)

10.2

Shareholder Agreement among our company, Safe-com GmbH & Co. KG and Gluoctel Scientific Inc. dated December 6, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2006)

10.3

Technology Transfer Agreement between Safe-com GmbH & Co. KG and GlucoTel Scientific Inc. dated December 8, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2006)

10.4

Services Agreement dated November 1, 2007 between GlucoTel Scientific, Inc. and RR Donnelley Global Turnkey B.V. (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)

10.5

Product Development and Supply Agreement dated May 30, 2007 between GlucoTel Scientific Inc. and LRE Medical GmbH (incorporated by reference from our Quarterly Report on Form 10- QSB, filed on January 22, 2008)

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

10.8	Loan Agreement dated November 9, 2007 between BodyTel Scientific Inc. and GlucoTel Scientific Inc. (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)
10.9	Investment Letter dated June 11, 2008 between BodyTel Scientific Inc. and Pageant Holdings Ltd. (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 13, 2008)
10.10

Guaranty and Intellectual Property Security Agreement dated June 11, 2008 between GlucoTel Scientific, Inc. and Pageant Holdings Ltd. (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 13, 2008)

10.11

Secured Convertible Discount Note dated June 11, 2008 between BodyTel Scientific Inc. and Pageant Holdings Ltd. (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 13, 2008)

10.12	Note Purchase Agreement dated June 11, 2008 between BodyTel Scientific Inc. and Pageant Holdings Ltd. (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 13, 2008)
10.13	Debt Settlement Agreement dated June 10, 2008 between Ferro Group Ventures, Inc. and BodyTel Scientific Inc. (incorporated by reference from our Annual Report on Form 10-KSB,
10.14*	Lease Termination Agreement between BodyTel North America LLC. and One Independent Square LLC dated June 12, 2008

Exhibit Number	Description
filed on June 13, 2008)
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 13, 2008)
21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 13, 2008)
31.1*	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1*	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

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

Dated: July 15, 2008