Form 10-Q
period 2008-08-31
BODYTEL SCIENTIFIC INC.
filed 2008-12-30
CIK 1341259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission File No. 000-51633

BODYTEL SCIENTIFIC INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0461698
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

116 West 23rd Street, Suite 500, New York, New York 10011
(Address of principal executive offices) (zip code)

212-505-5976
(Registrant’s telephone number, including area code)

4720 Salisbury Road, Suite 72, Jacksonville, Florida 32256
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

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: As of November 4, 2008, there were 45,737,500 shares of common stock, par value $0.001, outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	August 31,
	2008	February 29,
ASSETS	(Unaudited)	2008

Current Assets:
Cash and cash equivalents	$340,828	$465,728
Prepaid expenses and other current assets	322,843	22,952
Current Assets of Discontinued Operations	-	414,217
Total current assets	663,671	902,897

Equipment & Software, net	53,109	9,582

Long-term receivable due from BodyTel Europe GmbH	1,687,290	-
Non-current assets of discontinued oper.	-	160,990
TOTAL ASSETS	$2,404,070	$1,073,469

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$742,844	$272,070
Current liabilities of discontinued oper.	-	462,623
Total current liabilities	742,844	734,693

Shareholder Loans - Long-Term Convertible Notes	1,226,676	1,913,743

TOTAL LIABILITIES	1,969,520	2,648,436

Shareholders' Equity:
Capital stock	45,738	44,175
Additional paid in capital	17,346,780	2,507,825
Accumulated deficit	(17,031,345)	(4,141,087)
Accumulated other comprehensive income	73,377	14,120
Total shareholders' equity	434,550	(1,574,967)
	-	-
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,404,070	$1,073,469

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended August 31, 2008	Three Months Ended August 31, 2007	Six Months Ended August 31, 2008	Six Months Ended August 31, 2007	Cumulative Period From April 4, 2005 (Inception) To August 31, 2008

Operating expenses:
Research and development	$6,183	$1,838,796	$83,686	$1,838,796	$2,380,795
Acquired in-process research and development	-	-	13,126,664	-	13,126,664
General and administrative	600,029	190,035	1,335,311	200,779	2,597,350
Total operating expenses	606,212	2,028,831	14,545,660	2,039,575	18,104,808
(Loss) from operations	(606,212)	(2,028,831)	(14,545,660)	(2,039,575)	(18,104,808)
Loss from Joint Venture	-	(93,382)	-	(318,571)	(476,030)
Non-controlling interest	-	773,969	-	773,969	1,580,633
Interest income (expense)	(40)	4,570	6,971	4,570	16,486
Net (loss)	(606,252)	(1,343,674)	(14,538,689)	(1,579,607)	(16,983,719)
Loss from Discontinued Operations	(849,919)		(1,795,700)		(2,685,094)
Gain on deconsolidation of discontinued
operations	2,651,588		2,651,588		2,651,588
Net Income (Loss )	$1,195,417	$(1,343,674)	$(13,682,802)	$(1,579,607)	$(17,017,225)
Loss per Common Share from continuing
operations (basic and diluted)	$(0.01)	$(0.03)	$(0.32)	$(0.04)	$(0.54)
Income per Common Share from discontinued
operations (basic and diluted)	0.04	0.00	0.02	0.00	(0.00)
Total Income (Loss) per Common Share
(basic and diluted)	$0.03	$(0.03)	$(0.30)	$(0.04)	$(0.54)

Weighted Avg no. of Common Shares	45,584,647	44,175,000	44,879,823	44,175,000	31,738,052

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

				(Deficit)
				Accumulated	Accumulated	Total
			Additional	During the	Other	Shareholders'
	Common Stock		Paid-in	Development	Comprehensive	Equity (Deficit)
	Shares	Amount	Capital	Stage	Income
Balances at April 4, 2005	-	$-	$-	$-	$-	$-
Common stock issued for cash	44,175,000	44,175	1,257,825			1,302,000
Net (loss) for the period				(238,949)		(238,949)
Balances at February 28, 2007	44,175,000	44,175	1,257,825	(238,949)	-	1,063,051
Common stock issued for cash			1,250,000			1,250,000
Non-Controlling Interest in GlucoTel				(806,664)		(806,664)
Comprehensive Income (Loss):
Net (loss) for the period				(3,095,474)		(3,095,474)
Cumulative translation adjustment					14,120	14,120
Comprehensive Loss						(3,081,354)
Balances at February 29, 2008	44,175,000	44,175	2,507,825	(4,141,087)	14,120	(1,574,967)
Common stock returned to Company	(4,000,000)	(4,000)				(4,000)
Common stock issued for GlucoTel acquisition	4,000,000	4,000	12,320,000			12,324,000
Non-Controlling Interest in GlucoTel				806,664		806,664
Common stock issued for cash	1,562,500	1,563	2,518,955			2,520,518
Comprehensive Income (Loss):
Net (loss) for the period				(13,682,802)		(13,682,802)
Cumulative translation adjustment					45,137	45,137
Comprehensive Loss						$(13,637,665)
Balances at August 31, 2008 (Unaudited)	45,737,500	$45,738	$17,346,780	$(17,017,225)	$59,257	$434,550

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOW
(UNAUDITED)

- F-4 -

			Cumulative
			Period From
			April 4, 2005
	Six	Six	(Inception)
	Months Ended	Months Ended	To
	August 31,	August 31,	August 31,
	2008	2007	2008

Net Cash Used in Operating Activities	$(142,578)	$(514,457)	$(2,644,356)

Investing Activities:
Investment in Joint Venture	-	-	(1,250,000)
Investment in BodyTel Europe (L/T Receivable)	(1,687,290)	-	(1,687,290)
Cash received on acquisition of subsidiary	-	151,562	-
Investment in Equipment & Software	(55,335)	(24,512)	(284,296)
Net Cash Used in Investing Activities	(1,742,625)	127,050	(3,221,586)

Financing Activities:
Net proceeds from issuance of debt	1,833,451	-	3,747,194
Issuance of common stock for cash	-	1,250,000	2,552,000
Net Cash Provided by Financing Activities	1,833,451	1,250,000	6,299,194

Effect of exchange rate changes on cash	(73,148)	-	(92,424)
Net Increase (Decrease) in Cash	(124,900)	862,593	340,828

Cash and Cash Equivalents - Beginning of Period	465,728	-	-

Cash andCash Equivalents - End of Period	$340,828	$862,593	$340,828

Non-cash investing and financing activities:
Conversion of note payable to common stock	$2,520,518		$2,520,518

See accompanying Notes to Consolidated Financial Statements

BODYTEL SCIENTIFIC INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	Summary of Significant Accounting Policies

Basis of Presentation and Organization

BodyTel Scientific, Inc. (“BodyTel” or the “Company”) has prepared the consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). The consolidated financial statements include all wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended February 29, 2008.

The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending February 28, 2009.

BodyTel is a corporation in the development stage and has not had significant revenue-generating operations. The Company was incorporated under the laws of the State of Nevada on April 4, 2005. Through October 2006, the proposed business plan of the Company was to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular (“cell”) telephones. Commencing in November 2006, the Company initiated a material transition from its earlier intended business plan to the development and marketing of state-of-the-art health monitoring products and services for patients, in particular those suffering from diabetes.

The consolidated financial statements include the accounts and operations of the Company and its wholly-owned subsidiaries, BodyTel North America LLC (“BodyTel North America”), GlucoTel Scientific Inc. (“GlucoTel”) and, to the extent described below, BodyTel Europe GmbH (“BodyTel Europe”). BodyTel Europe, which was the Company’s principal operating subsidiary, was wholly-owned until August 27, 2008 and its results of operations and other financial information disclosed herein have been consolidated only until such date. The Company and its subsidiaries, for the periods in which such subsidiaries were wholly-owned by the Company, are referred to herein collectively as the “BodyTel Group” or the “Group.” All intercompany accounts and transactions have been eliminated on consolidation.

Prior to the Company acquiring the remaining fifty percent (50%) interest in GlucoTel on March 5, 2008, for accounting purposes, the Company treated its capital investment in GlucoTel as a vehicle for research and development. Because the Company solely provided financial support to further the research and development of GlucoTel, such amounts were charged to expense as incurred by GlucoTel. GlucoTel had no ability to fund these activities and was dependent on the Company to fund its operations. In these circumstances, GlucoTel was considered a variable interest entity and was consolidated with the financial results of the Company. As of March 5, 2008, GlucoTel became a wholly-owned subsidiary of BodyTel. The creditors of GlucoTel do not have recourse to the general credit of the Company or the other members of the Group. GlucoTel ceased operations effective as of September 2008.

The accompanying financial statements were prepared under the accrual basis of accounting.

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, the Company considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents. Some risk of loss is incurred when cash balances exceed insured limits.

Inventories

Inventories are stated at lower of cost or market value. The Group outsources its manufacturing and therefore no overhead costs are allocated to the purchased inventory. There were no inventories on hand at August 31, 2008. Inventories of $247,381 of work in-process were on hand at February 29, 2008 and are included in the current assets of discontinued operations on the balance sheet.

Property and Equipment

Office furniture, equipment, and software are recorded at historical cost less accumulated depreciation, not in excess of their estimated net realizable value. Normal maintenance and repairs are charged to earnings, while expenditures for major maintenance and betterments are capitalized. Gains or losses on disposition are recognized in operations. Depreciation is calculated over the estimated useful lives of the assets as follows:

Computer Equipment:	2-3 years, declining balance method.
Office & Factory Equipment:	3-10 years, straight line and declining balance methods.

Depreciation and amortization expense was $3,717 and $6,319 for the quarter and six month period ended August 31, 2008, respectively. Depreciation or amortization expense was $5,753 and $5,753 for the quarter and six month period ended August 31, 2007.

Revenue Recognition

The Group is in the development stage and has yet to realize revenues from operations. If the Company commences operations, it will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

The Company will record royalty revenue when it has been earned in accordance with the royalty agreement.

Investments

The Company retains a three percent (3.0%) interest in BodyTel Europe. The securities of that entity are not publicly traded and so are recorded at cost. The Company does not exercise dominant influence over the operating or financial policies of companies in which it has invested. The value of the investment has been reduced to zero based upon the net assets of the investment at the date of deconsolidation.

Advertising and Promotional Expenditures

Advertising and promotional costs are expensed as incurred. Advertising and promotional costs were $10,732 and $17,247 for the quarter and six month period ended August 31, 2008, respectively, and $299,087 from inception to August 31, 2008, including those costs incurred by BodyTel Europe which is presented as a discontinued operation on statement of operations. Advertising or promotional expenses were $21,586 and $21,586 for the quarter and six month period ended August 31, 2007.

Acquired In-process Research and Development (“IPR&D”)

When BodyTel acquires another company or group of assets, the purchase price is allocated, as applicable, between IPR&D, net tangible assets, goodwill and other intangible assets. The Company defines IPR&D as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Company to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present value. The discount rate used is determined at the time of the acquisition and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Amounts allocated to IPR&D are expensed at the time of acquisition.

Research and Development Expenditures

Research and development costs are expensed as incurred and include the costs to design, develop, test, deploy and enhance the Group’s products. It also includes costs related to the execution of clinical trials and costs incurred to obtain regulatory approval for the Group’s products.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. On June 11, 2008, a potentially dilutive instrument was issued, as the Company entered into a secured convertible discount note purchase agreement with Pageant Holdings Limited (“Pageant”) pursuant to which the Company sold to Pageant a secured convertible note in the principal amount of $1,220,190 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The maturity date of the Note is June 11, 2013 and the yield to maturity based on quarterly compounding is four percent (4.0%) per annum. The principal outstanding under the Note is convertible into shares of common stock of BodyTel at any time prior to the maturity date by dividing either the accreted amount of principal (as defined in such agreement) or the principal amount by the initial conversion price of $1.39 (as may be adjusted from time to time as set out in such agreement). The number of potentially dilutive shares from the convertible debt is 877,835. The potential number of shares reserved for the Note were excluded from the computation of loss per share as their effect was anti-dilutive.

Income Taxes

Income taxes are accounted for pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

A valuation allowance is maintained with respect to deferred tax assets. The valuation allowance is based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Group’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under U.S. Federal and German tax laws.

Changes in circumstances, such as generation of taxable income, could cause a change in judgment about the ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e., a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. Effective March 1, 2007, the Company adopted FIN 48. Upon adoption, there were no unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. BodyTel does not expect any material change or liability associated with uncertain tax positions through February 28, 2009. BodyTel recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At March 1, 2007, BodyTel had no accruals for the payment of tax related interest and there were no tax interest or penalties recognized in the statement of operations. The Group’s federal and state tax returns are potentially open to examinations for years 2005-2008

Estimates

The financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the Consolidated Financial Statements and accompanying Notes. Actual results could differ from those estimates made by management.

Foreign Currency Translation

Assets and liabilities of the Company’s former German subsidiary, BodyTel Europe, are translated from European Union euro (€) into U.S. dollars ($) at period end exchange rates. Capital accounts are translated into U.S. dollars at the acquisition date rates. Income and expense items are translated at the weighted average exchange rates for the period. Net exchange gains or losses resulting from such translations are excluded from net loss but are included in comprehensive loss and accumulated in a separate component of stockholders’ equity (deficit).

Comprehensive Loss

Comprehensive loss consists of net loss and the effects of foreign currency translation.

Discontinued Operations

During the six months ended August 31, 2008 the Company's wholly-owned subsidiary BodyTel Europe issued additional capital, diluting the Company's ownership to approximately 3%. The Company deconsolidated this subsidiary during the quarter ended August 31, 2008.

The assets and liabilities of BodyTel Europe at the date of deconsolidation were as follows:

Inventories	$908,183
Prepaid expense	163,577
Accounts receivable	54,889
Equipment and software	162,751
Total Assets	$1,289,401
Checks issued in excess of bank balance	$44,242
Loans to BodyTel Scientific, Inc. and Subsidiaries	1,687,290
Accounts payable	2,043,493
Accrued liabilities	165,964
Total liabilities	3,940,989
Gain on deconsolidation	$2,651,588

The pre-tax loss of BodyTel Europe was $849,919 and $1,795,700 for the three and six months ended August 31, 2008, respectively.

2)	New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, which are effective for fiscal years beginning after December 15, 2008. These new standards represent the completion of the FASB’s first major joint project with the International Accounting Standards Board and are intended to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests (formerly minority interests) in consolidated financial statements. The Group will adopt these standards at the beginning of its 2010 fiscal year. The effect of adoption will generally be prospectively applied to transactions completed after the end of the its 2009 fiscal year, although the new presentation and disclosure requirements for pre-existing non-controlling interests will be retrospectively applied to all prior-period financial information presented.

SFAS 141(R) retains the underlying fair value concepts of its predecessor (SFAS 141), but changes the method for applying the acquisition method in a number of significant respects including the requirement to expense transaction fees and expected restructuring costs as incurred, rather than including these amounts in the allocated purchase price; the requirement to recognize the fair value of contingent consideration at the acquisition date, rather than the expected amount when the contingency is resolved; the requirement to recognize the fair value of acquired in-process research and development assets at the acquisition date, rather than immediately expensing; and the requirement to recognize a gain in relation to a bargain purchase price, rather than reducing the allocated basis of long-lived assets. Because this standard is generally applied prospectively, the effect of adoption on the Group’s financial statements will depend primarily on specific transactions, if any, completed after 2009.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value under GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, however, during December 2007, the FASB proposed FASB Staff Position SFAS 157-2 which delays the effective date of certain provisions of SFAS 157 until fiscal years beginning after November 15, 2008. Effective March 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No 115 (“SFAS 159”). SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS 159 are elective; however, the amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale or trading securities. For financial instruments elected to be accounted for at fair value, an entity will report the unrealized gains and losses in earnings. SFAS 159 was effective for the Company beginning in the first quarter of fiscal 2008. The adoption of SFAS 159 in the first quarter of fiscal 2008 did not materially impact the Company’s results of operations or financial position.

During March 2008, the FASB issued SFAS No. 161, Disclosures about Derivatives Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (“SFAS 161”). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning on or after November 15, 2008. The Company does not believe that the adoption of SFAS 161 will have a material effect on its results of operations or financial position.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities.

Prior to the issuance of SFAS 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles (“SAS 69”). SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” It is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company does not believe that the adoption of this statement will have a material effect on its results of operations or financial position.

3)	Letter of Credit and Certificate of Deposit

At August 31, 2008, the Company’s wholly-owned subsidiary, GlucoTel, maintained a $377,405 (€257,000) certificate of deposit with Commerzbank AG (Korbach, Germany) to secure a standby letter of credit in favor of R.R. Donnelly, the Group’s logistics partner.

4)	Shareholder Loan

The Company received a series of cash advances from Ferro Group Ventures, Inc. (“Ferro”) on a Line of Credit Promissory Note accumulating to $2,520,518 through June 10, 2008. The amount of principal that was advanced and was outstanding from time to time was non-interest bearing through October 31, 2008 and, commencing November 1, 2008 (the “Interest Bearing Date”), the amount of principal outstanding would have incurred interest at ten percent (10%) per annum, compounding annually, calculated from the Interest Bearing Date. However, as of June 10, 2008, this note is no longer outstanding following its conversion to restricted common stock as described in Note 9.

On June 11, 2008 the Company entered into a secured convertible discount note purchase agreement with Pageant Holdings Ltd. (the “Lender”) pursuant to which it sold to the Lender as secured convertible note in the principal amount of $1,220,190 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The Note is reflected on the balance sheet of the Company at August 31, 2008 as Shareholder Loans – Long Term Convertible Notes. The related original issue discount of $220,190 is recorded on the balance sheet as part of Prepaid expenses and other current assets. In the event of default by the Company of its obligations under its agreement with the Lender the Note could become payable immediately

5)	Commitments

Operating lease

The Company’s wholly-owned subsidiary, BodyTel North America, terminated a 36 month office lease agreement effective June 12, 2008. The lease agreement began on December 1, 2007 and the monthly lease payments were approximately $6,080. A lease termination amount of $22,898 is due September 30, 2008, and has been accrued in the financial statements as of August 31, 2008.

The Company’s (former) wholly-owned subsidiary, BodyTel Europe, entered into a lease agreement for the lease of its offices in Germany. Pursuant to the terms of the lease agreement BodyTel Europe agreed to lease 187 square meters (2012 square feet) of office space located in Bad Wildungen, Germany for a term of two years beginning August 1, 2007 and €1,309 per month, which is equivalent to $1,922 per month at the exchange rate prevailing on August 31, 2008.

BodyTel Europe also entered into a lease agreement for the lease of seven motor vehicles. Pursuant to the terms of the lease agreement BodyTel Europe agreed to lease four vehicles in February 2008, two vehicles in March 2008 and one vehicle in June 2008 for a term of three years beginning approximately March 2008 for a total of €4,259 per month, which is equivalent to $6,254 per month at the exchange rate prevailing on August 31, 2008.

Since August 27, 2008 BodyTel Europe is no longer a wholly-owned subsidiary of the Company. The Company currently retains a three percent (3.0%) interest in BodyTel Europe.

6)	Net Loss Carryforwards (Deferred Taxes)

The Group has generated a tax-basis Net Operating Loss of approximately $4,295,000 from its inception through August 31, 2008, thereby creating tax loss carryforwards that can be applied in future periods to reduce taxable income, within certain limitations.

The provision (benefit) for income taxes for the quarters ended August 31, 2008, and August 31, 2007, were as follows (assuming a 40% effective U.S. and German blended tax rate):

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Current Tax Provision:
U.S and Foreign
Taxable Income	$-	$-	$-	$-
Total current tax provision	$-	$-	$-	$-

Deferred Tax Provision:
U.S and Foreign
Loss Carryforwards	$330,000	$537,000	$740,000	$632,000
Change in valuation allowance	(330,000)	(537,000)	(740,000)	(632,000)
Total deferred tax provision	$-	$-	$-	$-

The Company has deferred income tax assets as of August 31, 2008 and August 31, 2007, as follows:
	2008	2007
Loss carryforwards	$1,718,000	$338,000
Less - Valuation allowance	(1,718,000)	(338,000)
Total net deferred tax assets	$-	$-

The Group provided a valuation allowance equal to the deferred income tax assets for the quarters ended August 31, 2008, and August 31, 2007, because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

The utilization of a portion of the Company’s NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Section 382. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards. Realization of the NOL carryforwards and other deferred tax temporary differences are contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability.

7)	Investment in and Acquisition of GlucoTel Scientific Inc.

In December 2006, the Company entered into an incorporated joint venture, GlucoTel, with Safe-com GmbH & Co., KG (“Safe-com”), a German corporation, to pursue the development, production, and marketing of a blood glucose meter for diabetic patients that transfers data over a cell telephone system. Under the arrangement, the Company obtained fifty percent (50%) ownership of GlucoTel in return for an investment of $1,250,000. Safe-com transferred to GlucoTel all registered trademarks and trademarks that were currently in application for registration; all patent applications; the intellectual property rights and source code for the software running on cell telephones; the intellectual property rights and source code for the web server and portal; the design prototype; the rights for the design of the blood glucose test meter; the negotiated contracts with the manufacturers of the blood glucose test meter and the strip manufacturer; the working prototypes of the blood glucose meter; all marketing and promotional equipment; and, all blueprints and architectural studies of the blood glucose test meter, in exchange for a fifty percent (50%) ownership interest.

From December 2006 to June 30, 2007, the Company recorded its investment in GlucoTel under the equity method. For the Period March 1, 2007 to June 30, 2007 the Company recorded $318,571 of losses and for the period December 1, 2006 through February 28, 2007, the Company recorded $157,458 of losses. On June 30, 2007, the Company invested another $1,250,000 in GlucoTel.

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

On January 7, 2008 GlucoTel granted to BodyTel Europe, another of the Company’s wholly-owned subsidiaries at the time, an exclusive, worldwide, perpetual, irrevocable and royalty-bearing license [Exhibit 10.15] in respect of all of its intellectual property. The royalty payable is determined annually each December 31 at a rate of $2.00 per active user of the blood glucose meter and is payable 30 days after that date.

On March 5, 2008, the Company entered into the Marlon Letter Agreement. Pursuant to the terms of the Marlon Letter Agreement the Company acquired the 100 shares of the common stock of GlucoTel held by Marlon, representing the remaining fifty percent (50%) of the issued and outstanding shares of GlucoTel not previously owned by the Company (the “GlucoTel Shares”), in consideration of which the Company issued 4,000,000 restricted shares of its common stock (the “BodyTel Shares”) to Marlon. Fair value of the common stock was measured by the most recent traded price preceding March 5, 2008.

The investment was accounted for using the step acquisition method prescribed by ARB 51, Consolidated Financial Statements. Step acquisition accounting requires the allocation of the excess purchase price to the fair value of net assets acquired.

The following table presents the purchase price for the acquisition on March 5, 2008:

No. of BodyTel Shares		4,000,000
FMV per share (most recent trade price 3/5/08)	X	$3.08
Fair value of BodyTel Shares		$12,320,000
Interest acquired in historical book value of GlucoTel		806,664
Excess purchase price over historical book value		$13,126,664

The entire excess purchase price over historical book value of $13,126,664 was charged to IPR&D and expensed in the current quarter ended May 31, 2008. As of the acquisition date, the in-process projects had not yet reached technological feasibility and had no alternative use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the products. Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition.

The Marlon Letter Agreement superseded and replaced all prior agreements relating to the acquisition by the Company of the GlucoTel Shares, including a shareholders agreement between the Company and Safe-com dated December 6, 2006, a copy of which was filed with the Company’s report on Form 8-K filed with the SEC on December 14, 2006. Safe-com’s interest in GlucoTel and such shareholders agreement was subsequently assigned to Marlon by Safe-com.

The Company issued the BodyTel Shares to Marlon pursuant to Regulation S of the Securities Act of 1933, as amended (the “‘33 Act”), on the basis that Marlon represented that it was (1) outside of the United States at the time the Marlon Letter Agreement was entered into and (2) not a U.S. person as that term is defined under Regulation S.

Closing of the acquisition by the Company of the GlucoTel Shares occurred on March 5, 2008. Following the closing of the transaction, the Company holds 100% of the issued and outstanding shares of GlucoTel and Marlon holds 23,500,000 shares of the Company’s issued and outstanding common stock. GlucoTel is the Company’s wholly-owned subsidiary which has the proprietary rights to the Company’s blood glucose monitoring and diabetes management system, GlucoTel™, as well as the PressureTel™ blood pressure device and the WeightTel™ weight scale systems. The Company granted a security interest in all such rights to Pageant Holdings Limited (“Pageant”) pursuant to a Security Agreement dated as of June11, 2008. See Note 9 for more information regarding the transaction with Pageant.

During the next twelve months, it is very unlikely that the Company will conduct any operations and, instead, will be reliant on the remote possibility of its former wholly-owned subsidiary, BodyTel Europe, in which the Company holds a three percent (3.0%) interest generating distributable income and the possibility of its wholly-owned subsidiary, GlucoTel, receiving royalty income as a result of the licensing of its patents and related intellectual property to BodyTel.

8)	BodyTel Europe

On August 27, 2008, the Company’s wholly-owned subsidiary, BodyTel Europe, initiated an offer to the Company to participate in a capital raise of €800,000 (in tranches of whole numbers divisible by €1,000), the successful completion of which would increase the share capital of BodyTel Europe from €25,000 to €825,000. Pursuant to the terms of the capital raise, the acquirer of the new share capital would be required to pay a premium of an additional €1,500,000 into BodyTel Europe, bringing the total new capital raised to €2,300,000. Under German laws applicable to the organization and existence of BodyTel Europe, the Company, as its sole shareholder, was offered the first right to acquire such capital contributions. Due to its financial condition, the Company was unable to exercise its rights by such date to acquire any portion of the new capital contributions. Without new capital contributions, BodyTel Europe would have been required to initiate insolvency proceedings according to German law. Under German law, in an insolvency proceeding an appointed administrator would have taken over control of BodyTel Europe and secured the interests of the outstanding creditors. In such a situation, it is highly unlikely that the Company, as sole shareholder of BodyTel Europe, would have received any distributions or other property as a result of the insolvency proceedings. Accordingly, the new capital contributions were offered by BodyTel Europe to other investors on the same terms as offered to the Company.

After the Company declined to exercise its right to acquire the additional share capital of BodyTel Europe, on August 27, 2008, Pageant agreed to purchase additional share capital by directly investing €2,000,000 in BodyTel Europe (equivalent to $2,936,800 at the exchange rate prevailing on August 31, 2008) through a series of investments beginning on September 4, 2008 and ending on February 27, 2009. As a result of the investment by Pageant, the ownership interest of the Company in BodyTel Europe was reduced from one hundred percent (100%) to three percent (3.0%) . As a result of such dilution of ownership, as of August 27, 2008 the Company is no longer able to direct the management of BodyTel Europe and accordingly its financial condition and results of operations are no longer consolidated with the financial condition and results of operations of the Company.

In addition, At 31 August 2008 the Company had a long term receivable due from BodyTel Europe in the amount of $1,687,290 which is reflected on its balance sheet at that date. The receivable arose as the Company, in lieu of equity contributions, funded the operating losses of BodyTel Europe prior to the deconsolidation by way of intercompany loans. The receivable is non-interest bearing and has no agreed repayment date. The Company has no certainty as to the likelihood and/or timing of any payment from BodyTel Europe, as any repayment is dependent upon BodyTel Europe becoming profitable and generating cash surpluses from its operations.

9)	Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. The Company has not established any source of revenue to cover its operating costs, and as such, has incurred an operating loss since inception. Further, as of August 31, 2008, neither the Company nor its subsidiaries had available cash resources to meet it’s the budgeted operating and other expenses of the Group required for the implementation and execution of its current business plan. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Additionally, following the Company’s inability to subscribe for a new issue of equity in its then wholly-owned subsidiary, BodyTel Europe, on August 27, 2008, its shareholding was diluted to a three percent (3.0%) interest in the newly enlarged share capital of BodyTel Europe. Since BodyTel Europe was at all times the principal operating subsidiary of the Company, the Company no longer has the ability to earn any material income. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

10)	Common Stock

On June 11, 2008 the Company entered into a Secured Convertible Discount Note Purchase Agreement with Pageant (the “Pageant Agreement”) pursuant to which the Company sold to Pageant a secured convertible note in the principal amount of $1,220,190 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The maturity date of the Note is June 11, 2013 and the yield to maturity based on quarterly compounding is four percent (4.0%) per annum. The principal outstanding under the Note is convertible into shares of common stock of BodyTel at any time prior to the maturity date by dividing either the accreted amount of principal (as defined in the Pageant Agreement) or the principal amount by the initial conversion price of $1.39 (as may be adjusted from time to time as set out in the Pageant Agreement). As part of that transaction, the Company granted Pageant a security interest in its intellectual property, including the intellectual property owned by its subsidiary, GlucoTel, in order to secure its obligations under the Note. The Company sold the Note to Pageant pursuant to Regulation D of the ‘33 Act on the basis that Pageant represented that it was either an “accredited investor” as defined in Rule 501 of Regulation D under the ‘33 Act or a “qualified institutional buyer” within the meaning of Rule 144A. The Company used the proceeds of the Note for working capital purposes and repayment of debt.

On June 10, 2008 the Company entered into a debt settlement agreement with Ferro pursuant to which it issued to Ferro 1,562,500 restricted shares of its common stock in full and final settlement of the total $2,500,000 outstanding principal on the Line of Credit Promissory Note with Ferro dated March 6, 2008. Pursuant to the terms of the agreement the Company received a release from all further obligations under the Line of Credit Promissory Note in consideration of the issuance of the 1,562,500 restricted shares. The Company issued the shares to Ferro pursuant to Regulation S of the ‘33 Act on the basis that Ferro represented that it was not a “U.S. Person” as defined in Regulation S.

On March 5, 2008, the Company entered into the Marlon Letter Agreement. Pursuant to the terms of the Marlon Letter Agreement, the Company acquired 100 shares of the common stock of GlucoTel held by Marlon, representing 50% of the issued and outstanding shares of GlucoTel, in consideration of which the Company issued 4,000,000 restricted shares of its common stock to Marlon.

On August 13, 2007, the Company issued 28,307,500 shares of its common stock in anticipation of acquiring the remaining 50% ownership of GlucoTel. The shares were held by the Company pending completion of the transaction. The transaction was completed on March 5, 2008 and the 28,307,500 shares were subsequently cancelled.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “‘33 Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “‘34 Act”). These statements relate to future events or the Company’s future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

  The potential for delays in the development, production and research of the Group’s GlucoTel products;
  risks related to obtaining and maintaining the required regulatory approvals of the Group’s GlucoTel’s products;
  risks related to the commercial acceptance of the Group’s GlucoTel products;
  risks related to potential intellectual property litigation related to such products;
  the potential exposure to product liability claims related to such products;
  the uncertainty of profitability based upon the Group’s history of losses;
  risks related to failure to obtain adequate financing on a timely basis and on acceptable terms for the ongoing operations of the Group;
  risks related to the loss of control and dilution of ownership by the Company of BodyTel Europe GmbH (“BodyTel Europe”), its former wholly-owned subsidiary;
  other risks and uncertainties related to the Group’s prospects, properties and business strategy.

This list is not an exhaustive list of the factors that may affect any of the Group’s forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on the Group’s forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and BodyTel undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. It is important to note that in considering the forward-looking statements, the Company no longer exercises management control over BodyTel Europe, its former wholly-owned subsidiary and principal operating entity as a result of the Company’s inability to subscribe for additional capital contributions to BodyTel Europe, which resulted in the dilution of the Company’s ownership to three percent (3.0%) of the outstanding capital of BodyTel Europe. As a result of the dilution and resulting loss of control, along with BodyTel Europe’s exclusive license of the Group’s intellectual property, the Company is unlikely to be able to continue as a going concern unless BodyTel Europe is successful in implementing the business plan developed by the Company for the GlucoTel products. The Company’s ability to positively affect such a result for BodyTel Europe is negligible and BodyTel Europe is subject to many of the same risks and uncertainties faced by the Company prior to August 27, 2008, the date on which BodyTel Europe ceased to be a wholly-owned subsidiary of the Company.

Except as required by applicable law, including the securities laws of the United States, BodyTel does not intend to update any of the forward-looking statements to conform these statements to actual results.

The Group’s financial statements are stated in United States (“U.S.”) dollars ($) and are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

In this quarterly report, all references to “common stock” refer to the common shares in the Company’s capital stock.

As used in this quarterly report, the terms “we”, “us”, “our”, the “Company” and “BodyTel” mean BodyTel Scientific, Inc., unless the context clearly requires otherwise.

Background

BodyTel has been a development stage company specializing in telemedical monitoring and management systems (the “BodyTel System”) for chronic diseases, particularly diabetes. Since August 27, 2008 the Company no longer controls BodyTel Europe, which until that time was its principal operating subsidiary. Accordingly, the discussion that follows relates, insofar as BodyTel Europe is concerned, only until August 27, 2008, the date on which the Company’s interest in BodyTel Europe was diluted to three percent (3.0%) of its issued and outstanding shares. After August 27, 2008, the Company has no control over the management and operations of BodyTel Europe and all information set forth in this Quarterly Report on Form 10Q should be considered in such light. In addition, GlucoTel Scientific, Inc., the Company’s wholly-owned subsidiary (“GlucoTel”) granted to BodyTel Europe, a wholly-owned subsidiary of the Company at the time of the grant, an exclusive, worldwide, perpetual, irrevocable and royalty-bearing license in respect of all of its intellectual property. The Company subsequently granted Pageant a security interest in its intellectual property, including the intellectual property owned by GlucoTel, in order to secure its obligations under the Note. As a result of the licensing arrangement, when combined with the dilution of ownership of BodyTel Europe, the Company no longer will be engaged in the direct development, marketing or production of any products and its only source of revenue, other than distributions in respect of its ownership interest of BodyTel Europe, will be through the royalty-bearing annual license fees from BodyTel Europe of $2.00 per active user of the blood glucose meter.

It was BodyTel’s business plan to combine its know-how in telecommunications, internet and medical technology/diagnostics to create new products and services for the changing needs of global health. Its Bluetooth® enabled products were designed to simplify home monitoring by patients and to ease the communication of measured body values (for example, blood glucose level, blood pressure and body weight) to healthcare professionals or other caregivers by providing real-time communications between patients and caregivers.

The Group’s BodyTel System, as licensed to BodyTel Europe, is a new approach to effective patient treatment that consists of several components used together in an integrated process. These components are:

  Bluetooth enabled measuring devices (GlucoTel for blood glucose monitoring, PressureTel for blood pressure monitoring and WeightTel for body weight monitoring)
  BodyTel Mobile (Java application for Bluetooth and mobile internet enabled cell phones)
  BodyTel Center (secure online database accessible via www.BodyTel.com)

The Group’s monitoring systems are GlucoTel™, PressureTel™ and WeightTel™. BodyTel Europe obtained CE approval for GlucoTel in May 2008.

The Group intended to operate using an outsourced business model and established relationships with proven industry leaders, including suppliers, manufacturers, product designers, regulatory consultants and logistics experts, to ensure supply chain efficiency for the production of its key products. The field of telemedicine has been identified as a key component in the efforts to reduce the healthcare cost burden to governments and insurers around the world. There are currently no significant competitors who offer comparable product features in the Group’s initial product area.

Corporate History

The Company was incorporated in the State of Nevada on April 4, 2005 under the name “SellCell.Net”. Effective December 13, 2006, it changed its name from “SellCell.Net” to “BodyTel Scientific, Inc.” The address of its principal executive office is 116 West 23rd Street, Suite 500, New York, New York, 10011. The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “BDYT”. Shares of BodyTel are traded on the Frankfurt Stock Exchange under the symbol “ZYE”, on the Berlin Stock Exchange under the symbol “ZYE” and on the XETRA Stock Exchange under the symbol “ZYE”. No significant trade occurs in the Company’s common stock.

Recent Corporate Developments

Since the completion of the Group’s fiscal year ended February 29, 2008 it experienced the following significant corporate developments:

1.

On August 27, 2008, Pageant Holdings Ltd. (“Pageant”) agreed to acquire a 97% interest in BodyTel Europe, which until that time had been a wholly-owned subsidiary of the Company through subscription for additional capital contributions offered by BodyTel Europe. Under German laws applicable to the organization and existence of BodyTel Europe, the Company, as its sole shareholder, was offered the first right to acquire such capital contributions pursuant to the terms of the capital raise. Due to its financial condition, the Company was unable to exercise its rights by such date to acquire any portion of the new capital contributions. Without new capital contributions, BodyTel Europe would have been required to initiate insolvency proceedings according to German law. Under German law, in an insolvency proceeding an appointed administrator would have taken over control of BodyTel Europe and secured the interests of the outstanding creditors. In such a situation, it is highly unlikely that the Company, as sole shareholder of BodyTel Europe, would have received any distributions or other property as a result of the insolvency proceedings. After the Company was unable to exercise its right to acquire the additional share capital of BodyTel Europe, on August 27, 2008, Pageant agreed to purchase additional share capital by directly invest €2,000,000 in BodyTel Europe (equivalent to $2,936,800 at the exchange rate prevailing on August 31, 2008) in a series of investments beginning on September 4, 2008 and ending on February 27, 2009. As a result of the investment by Pageant, the ownership interest of the Company in BodyTel Europe was reduced from one hundred percent (100%) to three percent (3.0%). As a result of such dilution of ownership, as of August 27, 2008 the Company is no longer able to direct the management of BodyTel Europe and accordingly its financial condition and results of operations are no longer consolidated with the financial condition and results of operations of the Company.

2.

Having joined the board on April 2, 2008, Lawrence Rosenfeld gave notice on August 20, 2008 of his resignation as a member of the board of directors of the Company, effective August 20, 2008. Mr. Rosenfeld’s resignation is not due to any disagreement with the Company.

3.

Having joined the board on April 2, 2008, Paul Barry gave notice on August 22, 2008 of his resignation as a member of the board of directors of the Company, effective August 22, 2008. Mr. Barry’s resignation is not due to any disagreement with the Company. Upon Mr. Barry’s resignation, Bridge Capital, LLC is no longer represented on the board of BodyTel.

4.

In July, 2008, BodyTel Europe finalized the mass production of all GlucoTel Starter Kit components including GlucoTel blood glucose test strips. After having obtained CE approval in May, 2008, BodyTel Europe commenced supplies of its blood glucose monitoring and management system, GlucoTel to selected partners in CE sensitive countries. GlucoTel is commercially available in Germany, the Netherlands and the United Arab Emirates (U.A.E.) since September 2008.

5.

On June 26, 2008, the Group entered, through its then wholly-owned subsidiary, BodyTel Europe, into an exclusive distribution agreement with Sanisa CB (“Sanisa”) of Valencia, Spain. Sanisa, is expected to commence offering BodyTel’s blood glucose monitoring and diabetes management system, GlucoTel, in Spain and Portugal. Pursuant to the terms of the distribution agreement, BodyTel Europe granted Sanisa the right to exclusively market GlucoTel in those countries for a term of one year.

6.

On June 24, 2008, BodyTel entered, through its then wholly-owned subsidiary BodyTel Europe, into an exclusive distribution agreement with Diabetes Supplies Ltd. (“DSL”), a distributor of medical supplies in New Zealand. DSL intends to begin offering BodyTel’s blood glucose monitoring and diabetes management system, GlucoTel, in New Zealand. Pursuant to the terms of the distribution agreement, BodyTel granted DSL the right to exclusively market the GlucoTel in New Zealand for a term of one year. DSL. is responsible for all distribution, compliance and marketing costs relating to the sale of the products in New Zealand.

7.

The Company’s wholly-owned subsidiary, BodyTel North America LLC (“BodyTel North America”), previously entered into a 36 month lease agreement with One Independent Square LLC an unrelated third party in regards to its head office. The lease agreement commenced on December 1, 2007 and the monthly payments for the first 12 months were $6,080 per month. Subsequently, on June 12, 2008 the Company cancelled the lease at a cost of $22,898.16 payable on September 30, 2008. Upon cancellation of the lease, the Company changed its North American head office to 4720 Salisbury Road, Suite 72 Jacksonville, Florida 32256 and then subsequently to 116 West 23rd Street, Suite 500, New York, New York 10011.

8.

On June 11, 2008 the Company entered into a secured convertible discount note purchase agreement with Pageant pursuant to which it sold to Pageant a secured convertible note in the principal amount of $1,220,190 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The maturity date of the Note is June 11, 2013 and the yield to maturity based on quarterly compounding is four percent (4.0%) per annum. The principal outstanding under the Note is convertible into shares of common stock of BodyTel at any time prior to the maturity date by dividing either the accreted amount of principal (as defined in such agreement) or the principal amount by the initial conversion price of $1.39 (as may be adjusted from time to time as set out in such agreement). The Company sold the Note to Pageant pursuant to Regulation D of the ‘33 Act on the basis that Lender represented that they were either an “accredited investor” as defined in Rule 501 of Regulation D or a “qualified institutional buyer” within the meaning of Rule 144A. In connection with the issuance and sale of the Note, the Company entered into a Guaranty and Intellectual Property Security Agreement with the Lender dated June 11, 2008 pursuant to which BodyTel provided Pageant a guarantee of repayment of the amounts owing under the Note and granted a security interest in all of the Group’s intellectual property to Pageant to secure repayment. The Company used the proceeds of the Note for working capital purposes and repayment of debt.

9.

On June 10, 2008 the Company entered into a debt settlement agreement with Ferro pursuant to which it issued to Ferro 1,562,500 restricted shares of its common stock in full and final settlement of the total $2,500,000 outstanding principal on the Company’s Line of Credit Promissory Note with Ferro dated March 6, 2008. Pursuant to the terms of the agreement the Company received a release from all further obligations under line of credit promissory note in consideration of the issuance of the 1,562,500 shares. The Company issued the shares to Ferro pursuant to Regulation S of the Securities Act of 1933 on the basis that Ferro represented that it was not a “U.S. Person” as defined in Regulation S under the Securities Act of 1933.

10.

In June, 2008, BodyTel through its then wholly-owned subsidiary, BodyTel Europe, received CE certification for the GlucoTel blood glucose monitoring and diabetes management system. BodyTel Europe’s notified body, National Standards Authority of Ireland (“NSAI”), successfully reviewed BodyTel Europe’s technical file and confirmed that BodyTel Europe and its key vendors meet ISO quality standards and regulatory directives, and further confirmed that the GlucoTel blood glucose monitoring and diabetes management system meets defined performance standards. CE Certification is required for all medical devices to be sold within the European Union. On the basis of the successful review the CE Certificate was granted to BodyTel Europe. BodyTel Europe not only obtained CE certification for the ‘GlucoTel’ blood glucose meter, but also for the ‘BodyTel Center’, the international online patient database at http://www.bodytel.com and ‘BodyTel Mobile’, a java software application that interfaces the patient’s cell phone with the online database. The data provided to NSAI is expected to form the foundation of the information needed to obtain FDA clearance in the U.S. market.

11.

On April 2, 2008, BodyTel appointed Paul Barry and Lawrence Rosenfeld to its board of directors. Lawrence Rosenfeld is the CEO of VitalStream Health, a spin-out company of The Cleveland Clinic. Mr. Rosenfeld was the founder, Chairman and CEO of Concentra Corporation (formerly Nasdaq: CTRA). For the last ten years, he has served on the boards of a number of International and US corporations including Ansaldo Signal (formerly Nasdaq: ASIGF), a $400 million railroad signal company. Mr. Rosenfeld earned a BS in mathematics in 1976 from Hampshire College, Amherst, MA. Paul Barry, a partner in Bridge Capital LLC, is an experienced corporate finance executive with experience in private equity financings. Previously he was an executive in the Leveraged Finance Division of HSBC with responsibility for structuring and syndicating private equity transactions in the United Kingdom and continental Europe. Prior to that, he was at Morgan Stanley in London advising on M&A transactions, corporate restructurings and IPOs, principally for private equity clients. He holds a degree in electrical engineering from University College Cork, Ireland. See developments 2 and 3 above related to these directors leaving the Company during August 2008.

12.

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

13.

On March 6, 2008, the Company issued a line of credit promissory note (the “Note”) evidencing a loan to the Company of up to $2,500,000 (the “Loan”) from Ferro. The principal outstanding on the Note was due to mature on February 28, 2009. The Note was intended to be non-interest bearing until October 31, 2008 and thereafter to bear interest at a rate of ten percent (10%) per annum. Advances on this Note were made to the Company during fiscal 2008. See development number 9 above related to the conversion of this Note to equity during the second quarter of fiscal 2009.

14.

On March 5, 2008, BodyTel entered into a letter agreement with Marlon Vermögensverwaltungs- gesellschaft mbH (“Marlon”) hereinafter referred to as the Marlon Letter Agreement. Pursuant to the terms of the Marlon Letter Agreement, BodyTel acquired 100 shares (the “GlucoTel Shares”) of the common stock of GlucoTel Scientific Inc., a private Nevada corporation (“GlucoTel”) held by Marlon, representing fifty percent (50%) of the issued and outstanding shares of GlucoTel, in consideration of which the Company issued 4,000,000 restricted shares of its common stock (the “BodyTel Shares”) to Marlon. Following completion of the transaction the Company now holds all of the issued and outstanding shares of GlucoTel and Marlon holds 23,500,000 shares of the Company’s issued and outstanding common stock. GlucoTel is the Company’s wholly-owned subsidiary which has the proprietary rights to the Company’s blood glucose monitoring and diabetes management system, GlucoTel™, as well as the PressureTel™ blood pressure device and the WeightTel™ weight scale systems. The Company issued the BodyTel Shares to Marlon pursuant to Regulation S of the Securities Act of 1933 on the basis that: (i) Marlon represented that it was outside of the United States at the time the Marlon Letter Agreement was entered into; and (ii) Marlon represented that it was not a US person as such term is defined under Regulation S.

General

The following is a discussion and analysis of the Group’s results of operation for the six month period ended August 31, 2008, and the factors that could affect the Group’s future financial condition. This discussion and analysis should be read in conjunction with the consolidated unaudited financial statements and the notes thereto included elsewhere in this quarterly report. The consolidated financial statements are prepared in accordance with United States generally accepted accounting principles. All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.

Results of Operations

Six Months Summary

	Three	Three	Six	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	August 31,	August 31,	August 31,	August 31,
	2008	2007	2008	2007
Research and
development	6,183	1,838,796	83,686	1,838,796
Acquired in-process
research and
development	-	-	13,126,664	-
General and
administrative	600,029	190,035	1,335,311	200,779
Total operating
expenses	606,212	2,028,831	14,545,660	2,039,575
(Loss) from
operations	(606,212)	(2,028,831)	(14,545,660)	(2,039,575)
Loss from Joint
Venture	-	(93,382)	-	(318,571)
Non-controlling
interest	-	773,969	-	773,969
Interest income
(expense)	(40)	4,570	6,971	4,570
Net (loss)	(606,252)	(1,343,674)	(14,538,689)	(1,579,607)

Revenue

From the Company’s inception through August 31, 2008, the Group has not generated any revenue. The Company’s former subsidiary, BodyTel Europe, began distributing its products during the quarter ended August 31, 2008, after it received CE approval. It plans to distribute its products to the United Arab Emirates, Germany and Netherlands initially. It still must receive regulatory approvals in other countries or regions that do not use CE (FDA for US for instance) in order to ship product and generate revenue in those countries or regions.

Expenses

Total operating expenses during the six months ended August 31, 2008 increased substantially as compared to the comparative period in 2007 because of the preparation of the market entry for the GlucoTel products. General and administrative cost increased as a result of regulatory and approval costs as well as the operational costs for preparing the market launch in Europe and the US.

Total operating expenses during the three months ended August 31, 2008 decreased as compared to the same period in 2007 due to the completion of the initial research and development efforts. General and administrative costs increased during the quarter as compared to the same period in 2007 due to the costs incurred for the market entry of the GlucoTel products.

On March 5, 2008, the Company entered into the Marlon Letter Agreement Pursuant to the terms of the Marlon Letter Agreement the Company acquired the “GlucoTel Shares held by Marlon, representing the remaining fifty percent (50%) of the issued and outstanding shares of GlucoTel, in consideration of which the Company issued 4,000,000 restricted shares of its common stock to Marlon. Fair value of the common stock was measured by the most recent traded price preceding March 5, 2008.

The following table presents the purchase price for the acquisition on March 5, 2008:

Shares issued by the Company		4,000,000
FMV per share (most recent trade price 3/5/08)	X	$3.08
Fair value of shares issued		$12,320,000
Interest acquired in historical book value of GlucoTel		806,664
Excess purchase price over historical book value		$13,126,664

The entire excess purchase price over historical book value of $13,126,664 was charged to in-process research and development and expensed in the quarter ended May 31, 2008. As of the acquisition date, the in-process projects had not yet reached technological feasibility and had no alternative use. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval to market the products. Accordingly, the value attributable to these projects, which had yet to obtain regulatory approval, was expensed in conjunction with the acquisition.

Liquidity and Financial Condition

Working Capital

	At	At
	August 31,2008	February 29, 2008
Current assets	$663.671	$902,897

Current liabilities	742,844	734,693
Working capital (deficiency)	$(79,173)	$168,204

Cash Flows

	Six Months Ended
	August	August 31,
	31,2008	2007
Cash flows used in operating activities	$(142,578)	$(514,457)
Cash flows used in investing activities	(1,742,625)	127,050
Cash flows provided by financing activities &	1,833,451	1,250,000
exchange rate effect	(73,148)
Increase (decrease) in cash during period	$(124,900)	$862,593

Future Financings

Since the dilution of the Company’s interest in BodyTel Europe to three percent (3.0%) of the outstanding capital shares, BodyTel no longer has any material business interests in BodyTel Europe (other than the three percent ownership interest) except through the exclusive licensing of all of GlucoTel’s intellectual property to BodyTel Europe. The Group recorded a net operating loss of $606,252 for the three month period ended August 31, 2008 and has an accumulated deficit of $17,017,225 since inception. As of August 31, 2008, the Group had cash of $340,828, with an estimated requirement in excess of $1,000,000 to meet anticipated expenses over the following twelve months Accordingly, the Company expects that it will need to obtain additional financing over the next twelve months in order to meet its anticipated expenditures, if its revenues are insufficient to meet its estimated operating expenses over the next twelve months.

On June 10, 2008, the Company entered into a debt settlement agreement with Ferro pursuant to which BodyTel issued to Ferro 1,562,500 restricted shares of the Company’s common stock in full and final settlement of the total $2,500,000 outstanding principal on the Company’s Line of Credit Promissory Note with Ferro dated March 6, 2008. Pursuant to the terms of the agreement the Company received a release from all further obligations under line of credit promissory note in consideration of the issuance of the 1,562,500 shares.

On June 11, 2008, the Company entered into a secured convertible discount note purchase agreement with Pageant pursuant to which it sold to Pageant a secured convertible note in the principal amount of $1,220,000 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The maturity date of the Note is June 11, 2013 and the yield to maturity based on quarterly compounding is four percent (4.0%) per annum. The principal outstanding under the Note is convertible into shares of common stock of BodyTel at any time prior to the maturity date by dividing either the accreted amount of principal (as defined in such agreement) or the principal amount by the initial conversion price of $1.39 (as may be adjusted from time to time as set out in such agreement). The Company used the proceeds of the Note for working capital purposes and repayment of debt.

Obtaining additional financing is subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to the Company. Since the Company’s inception, it has used its common stock to raise money for the Group’s operations. The Group has not attained profitable operations and is totally dependent upon obtaining additional financing to pursue its plan of operation. For these reasons, the Group’s independent auditors believe there exists a substantial doubt about the Company’s ability to continue as a going concern.

Going Concern

The Group incurred operating losses, accumulated deficit and negative cash flows from operations since inception. As of August 31, 2008, it had an accumulated deficit of approximately $17.0 million. These factors, among others, raise substantial doubt about the Group’s ability to continue as a going concern. The Group’s unaudited consolidated financial statements included in this Quarterly Report on Form 10Q do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Group be unable to continue as a going concern.

Off-Balance Sheet Arrangements

There are no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Group’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Application of Critical Accounting Estimates

The financial statements of the Group have been prepared in accordance with GAAP. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Cash and Cash Equivalents

For purposes of reporting within the statement of cash flows, BodyTel considers all cash on hand, cash accounts not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less to be cash and cash equivalents.

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

Revenue Recognition

The Group is in the development stage and has yet to realize revenues from operations. If it commences operations, which is highly unlikely, the Group will recognize revenues when delivery of goods or completion of services has occurred provided there is persuasive evidence of an agreement, acceptance has been approved by its customers, the fee is fixed or determinable based on the completion of stated terms and conditions, and collection of any related receivable is probable.

The Company will record royalty revenue when it has been earned in accordance with the royalty agreement.

Acquired In-process Research and Development (“IPR&D”)

When the Group purchases another company or group of assets, the purchase price is allocated, as applicable, between IPR&D, net tangible assets, goodwill and other intangible assets. IPR&D is defined as the value assigned to those projects for which the related products have not received regulatory approval and have no alternative future use. Determining the portion of the purchase price allocated to IPR&D requires the Group to make significant estimates. The amount of the purchase price allocated to IPR&D is determined by estimating the future cash flows of each project or technology and discounting the net cash flows back to their present value. The discount rate used is determined at the time of the acquisition and includes consideration of the assessed risk of the project not being developed to a stage of commercial feasibility. Amounts allocated to IPR&D are expensed at the time of acquisition.

Loss per Common Share

Basic loss per share is computed by dividing the net loss attributable to the common stockholders by the weighted average number of shares of common stock outstanding during the period. Fully diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. There were no dilutive financial instruments issued or outstanding for the periods ended August 31, 2007. On June 11, 2008, a potentially dilutive instrument was issued, as the Company entered into a secured convertible discount note purchase agreement with Pageant pursuant to which the Company sold to Pageant a secured convertible note in the principal amount of $1,220,190 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The maturity date of the Note is June 11, 2013 and the yield to maturity based on quarterly compounding is four percent (4.0%) per annum. The principal outstanding under the Note is convertible into shares of common stock of BodyTel at any time prior to the maturity date by dividing either the accreted amount of principal (as defined in such agreement) or the principal amount by the initial conversion price of $1.39 (as may be adjusted from time to time as set out in such agreement). The number of potentially dilutive shares from the convertible debt is 877,835. The potential number of shares reserved for this outstanding convertible note were excluded from the computation of loss per share as their effect was antidilutive.

Income Taxes

The Group accounts for income taxes pursuant to SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). Under SFAS 109, deferred tax assets and liabilities are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.

The Group maintains a valuation allowance with respect to deferred tax assets based upon the potential likelihood of realizing the deferred tax asset and taking into consideration the Group’s financial position and results of operations for the current period. Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry forward period under US Federal and German tax laws.

Changes in circumstances, such as the Company generating taxable income, could cause a change in judgment about the ability to realize the related deferred tax asset. Any change in the valuation allowance will be included in income in the year of the change in estimate.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS 109. FIN 48 requires that a position taken or expected to be taken in a tax return be recognized in the financial statements when it is more likely than not (i.e. a likelihood of more than 50%) that the position would be sustained upon examination by tax authorities. A recognized tax position is then measured at the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also requires expanded disclosures including identification of tax positions for which it is reasonably possible that total amounts of unrecognized tax benefits will significantly change in the next 12 months, a description of tax years that remain subject to examination by a major tax jurisdiction, a tabular reconciliation of the total amount of unrecognized tax benefits at the beginning and end of each annual reporting period, the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate and the total amounts of interest and penalties recognized in the statements of operations and financial position. Effective March 1, 2007, BodyTel adopted FIN 48. Upon adoption, there were no unrecognized income tax benefits and the adoption of FIN 48 had no effect on shareholders’ equity. BodyTel does not expect any material change or liability associated with uncertain tax positions through February 28, 2009. BodyTel recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At March 1, 2007, BodyTel had no accruals for the payment of tax related interest and there were no tax interest or penalties recognized in the statement of operations. The Group’s federal and state tax returns are potentially open to examinations for years 2005-2008.

Fair Value of Financial Instruments

The Group estimates the fair value of financial instruments using the available market information and valuation methods. Considerable judgment is required in estimating fair value. Accordingly, the estimates of fair value may not be indicative of the amounts the Group could realize in a current market exchange. As of August 31, 2008, the carrying value of cash, prepaid expenses, accounts payable, and accrued liabilities approximated fair value due to the short-term nature and maturity of these instruments.

Estimates

The Group’s financial statements are prepared on the basis of accounting principles generally accepted in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of August 31, 2008, and expenses for the periods ended August 31, 2008, and 2007, and cumulative from inception. Actual results could differ from those estimates made by management.

Risks and Uncertainties

In addition to the direct risks and uncertainties that the Company faces, the Company faces many of the same risks faced by BodyTel Europe, its former wholly-owned subsidiary, which is the licensor of the Group’s intellectual property. Unless BodyTel Europe is successful in implementing the business plan developed by the Company for the GlucoTel products and any subsequent modification of that business plan, it is unlikely that the Company will be able to continue as a going concern. Accordingly, in reviewing the following risks and uncertainties, both the direct and indirect effects, though BodyTel Europe, on the Company should be considered, although the indirect effects attributable to the risks and uncertainties faced by BodyTel Europe may not be specifically described. Many of the direct risks and uncertainties faced by the Company are equally applicable to BodyTel Europe and the following statements should be read in such light.

The Group’s need to raise additional financing to support the development, production and research of GlucoTel products in the future no longer exists since its former subsidiary, BodyTel Europe is the entity which has the principal funding requirement. There remains considerable doubt that the Company will be able to obtain any additional financing on terms favorable to it. If the Company is unable to obtain additional financing to meet its residual needs, its continued existence is unlikely.

The Company raised gross proceeds of approximately $2,552,000, plus subsequently an additional $2,500,000 and $1,000,000 in convertible loans through private placements since its inception. The Group’s ability to continue to develop the GlucoTel products was dependent upon the Company’s ability to raise significant additional financing when needed. To date the Company has been unable to secure any additional finance, however its (former) subsidiary, BodyTel Europe was able in August 2008 to raise additional equity finance as a result of which the Company’s ownership of BodyTel Europe was diluted from one hundred percent (100%) to three percent (3.0%) stake. As a result of such dilution, it is highly unlikely that the Company will be able to meet future capital requirements.

The Group has limited financial resources and to date, no cash flow from operations and has been dependent for funds on the Company’s ability to sell its common stock, primarily on a private placement basis. After the dilution of the Company’s interest in BodyTel Europe, there can be no assurance that the Group will be able to obtain financing on that basis in light of factors such as the minimal market demand for its securities, the state of financial markets generally and other relevant factors, such as it uncertain ability to generate revenue as a result of the licensing of its intellectual property to BodyTel Europe. Any sale of the Company’s common stock in the future will result in dilution to existing stockholders. Furthermore, there is no assurance that the Group will not incur debt in the future, that it will have sufficient funds to repay its future indebtedness or that it will not default on its future debts, further jeopardizing the Group’s business viability. Finally, it is unlikely that the Company will be able to borrow or raise additional capital in the future to meet the Group’s needs, which might result in the loss of some or all of your investment in the Company’s common stock.

The Company’s common shares must be considered highly speculative. Prospective investors should consider carefully the risk factors set out below.

The Company has not earned any revenues since its incorporation and only had a limited operating history in the business of developing, marketing, researching and distributing the GlucoTel products, which have been licensed to BodyTel Europe, which raise doubt about it to continue as a going concern.

The Company has a limited operating history in the business of developing, marketing, researching and distributing the GlucoTel products and must be considered in the development stage. The Company was incorporated on April 4, 2005 with a business plan to create a comprehensive, trusted, state-of-the-art online marketplace for buyers and sellers of new and used cellular telephones. It was not successful in implementing its original business plan and as a result it was decided in November 2006 to market state-of-the-art monitoring products and services to diabetic patients. In December 2006, the Group entered into an incorporated joint venture with Safe-com GmbH & Co., KG, a German corporation, to pursue the development, production and marketing of blood glucose meter for diabetic patients that operates over a cellular telephone system.

The Company has not generated any revenues since its inception and following the dilution of its interest BodyTel Europe it will not, in all likelihood, generate any revenues. The Company’s primary source of funds has been the sale of its common stock. In the absence of any ability to generate any significant revenues or income, the Company must depend upon the hope that BodyTel Europe will successfully commercialize the GlucoTel product thereby giving value to the Company’s residual stake in that business. Thus there is no assurance that the Company will ever be profitable, and it has a going concern note as described in an explanatory paragraph to the consolidated financial statements for the year ended February 29, 2008.

The Company’s likelihood of profit depends on BodyTel Europe’s ability to develop, produce and market its GlucoTel product, which is currently in the early launch stage. If BodyTel Europe is unable to successfully complete the development, production and marketing of the GlucoTel product licensed to it, the Company’s likelihood of profit will be negligible.

BodyTel Europe is engaged in the business of developing, producing and marketing of its GlucoTel products. GlucoTel products are in the development stage and, while it has secured CE regulatory approval, there remain other regulatory approvals to attain, most notably the FDA approval. The Company has not realized a profit from the Group’s operations to date and there is a very substantial risk that it will not realize any profits in the short or medium term. Any profitability in the future will be dependent upon successful commercialization by BodyTel Europe of the GlucoTel products, which will require significant additional research and development.

If BodyTel Europe encounters problems or delays in the development, production and research of the Company’s GlucoTel products, it may not be able to raise sufficient capital to finance its operation during the period required to resolve the problems or delays.

BodyTel Europe’s GlucoTel products are currently in the development stage and it is anticipated that BodyTel Europe will continue to incur operating expenses without significant revenues until it has successfully completed all necessary research and clinical trials. BodyTel Europe, and any of its potential collaborators, may encounter problems and delays relating to research and development, regulatory approval and intellectual property rights of the Group’s technology. In addition, its research and development programs may not be successful. If any of these events occur, BodyTel Europe may not have adequate resources to continue operations for the period required to resolve the issue delaying commercialization and it may not be able to raise capital to finance its continued operation during the period required for resolution of that issue. Accordingly, BodyTel Europe may be forced to discontinue or suspend its operations and, as a result, be unable to generate any revenue for (1) distribution to its shareholders, including the Company, or (2) payment of any license fees for the Company’s GlucoTel products.

If BodyTel Europe fails to obtain and maintain required regulatory approvals for GlucoTel products licensed to it, BodyTel Europe’s ability to commercialize the GlucoTel products will be limited severely.

In the event that BodyTel Europe fully develops the GlucoTel products licensed to it, BodyTel Europe intends to market the GlucoTel products licensed to it primarily in the United States and Europe, and, accordingly, must obtain the approval of the Food and Drug Administration before commercialization of the GlucoTel products may commence in the United States. Even though BodyTel Europe recently received CE approval, it may also be required to obtain additional approvals from foreign regulatory authorities to commence its marketing activities in those jurisdictions. If BodyTel Europe cannot demonstrate the safety, reliability and efficacy of the GlucoTel products licensed to it, the Food and Drug Administration or other regulatory authorities could delay or withhold regulatory approval of such products.

Furthermore, even if BodyTel Europe obtains regulatory approval for the GlucoTel products licensed to it, that approval may be subject to limitations on the indicated uses for which they may be marketed. Even after granting regulatory approval, the Food and Drug Administration, other regulatory agencies, and governments in other countries will continue to review and inspect marketed products, manufacturers and manufacturing facilities. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including a withdrawal of the product from the market. Further, governmental regulatory agencies may establish additional regulations which could prevent or delay regulatory approval for BodyTel Europe of the Group’s GlucoTel products licensed to it.

Even if BodyTel Europe obtains regulatory approvals to commercialize the GlucoTel products licensed to it, BodyTel Europe may encounter a lack of commercial acceptance of such GlucoTel products, which would impair the profitability of its business and its ability to generate revenues.

The largest industry competitors actively marketing blood glucose monitoring devices, such as Abbott Laboratories, Bayer, Johnson & Johnson and Roche Holding, occupy over 90% of sales of blood glucose monitors within the market. As a result, the Company cannot be certain that the GlucoTel products will achieve the market acceptance at a level that would allow BodyTel to operate profitably, thus being able to make distributions to the Company is respect of its three percent (3.0%) ownership of BodyTel Europe or to generate any significant licensing fees in respect of such products..

BodyTel Europe, and thus the Company, depends to a significant extent on a single key personnel, the loss of whom may materially and adversely affect BodyTel Europe and the Company.

BodyTel Europe’s, and thus the Company’s, success depends solely upon the continued service of sole officer and a team of consultants. The loss of any combination of these individuals would have a material adverse effect on and the prospective business of BodyTel Europe. The Company did not maintain key-man insurance on the life of its executive officer and does not believe that BodyTel Europe intends to acquire and maintain such insurance. There can be no assurance that BodyTel Europe would be able to find, attract and retain qualified replacement personnel on acceptable terms.

The Group may be subject to intellectual property litigation such as patent infringement claims, which could adversely affect its business.

The Group’s success will also depend in part on its ability to derive revenue from its intellectual property without infringing the proprietary rights of others. If the Group is forced to litigate an intellectual property dispute, and the Group will have to incur substantial costs regardless of whether or not it is successful. An adverse outcome could subject the Group to significant liabilities to third parties.

Potential product liability claims could adversely affect the Group’s future earnings and financial condition.

The Group face an inherent business risk of exposure to product liability claims in the event that the use of its products results in adverse affects. As a result, it may incur significant product liability exposure. The Group or BodyTel Europe may not be able to maintain adequate levels of insurance at reasonable cost and/or reasonable terms. Excessive insurance costs or uninsured claims would add to the Group’s future operating expenses and adversely affect the Group’s financial condition.

Because the Company’s sole director is located in a non-U.S. jurisdictions, you may have no effective recourse against him for misconduct and may not be able to enforce judgment and civil liabilities against the Company’s officers, directors, experts and agents.

A majority of the Company’s directors and officers are or have been nationals and/or residents of a country other than the United States, and all or a substantial portion of their assets are located outside the United States. Additionally, the Company’s sole remaining director is a national and resident of a country other than the united States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against the Company’s former or current officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any U.S. state.

Although no longer likely as a result of the dilution of the Company’s interest in BodyTel Europe, any additional shares of stock issued will result in a dilutive effect on the Company’s existing shareholders.

Although highly unlikely due to the dilution of the Company’s ownership of BodyTel Europe and the speculative nature of the any licensing fees that may be generated as a result of the licensing of all of the Company’s intellectual property to BodyTel Europe, the Company may issue additional stock as required to raise additional working capital in order to undertake company acquisitions, recruit and retain an effective management team, compensate the Company’s sole officer and director, engage industry consultants and for other business development activities.

A decline in the price of the Company’s common stock could affect its ability to raise further working capital and adversely impact its operations.

A prolonged decline in the price of the Company’s common stock could result in a reduction in or elimination of the remaining limited liquidity of its common stock and an elimination in its ability to raise capital. Because the Group’s operations have been primarily financed through the sale of equity securities, a prolonged decline in the price of the Company’s common stock could be especially detrimental to its liquidity and continued operations, although it is likely that the Company will be unable to continue any such operations. If the Company’s stock price declines, it may not be able to raise additional capital or generate funds from operations sufficient to meet the Group’s obligations.

The Company’s stock is a penny stock. Trading of its stock may be restricted by the SEC’s penny stock regulations which may limit a stockholder’s ability to buy and sell the Company’s stock.

The Company’s stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. The Company’s securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade the Company’s stock. The Company believes that the penny stock rules discourage investor interest in and limit the marketability of the Company’s common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder’s ability to buy and sell the Company’s stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy the Company’s common stock, which may limit your ability to buy and sell the Company’s stock and have an adverse effect on the market for its shares

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the ’34 Act, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures at August 31, 2008, which is the end of the period covered by this report. This evaluation was carried out by the Chief Executive Officer /Chief Financial Officer as the Company had no other directors nor did it have any employees at that date. Based on this evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that the design and operation of the Company’s disclosure controls and procedures were deficient principally as a result of the absence of any employees which gave rise to lack of appropriate segregation of duties as at the end of the period covered by this report.

The Chief Executive Officer concluded that as of August 31, 2008 in the preparation of the Company’s financial statements the Company did not maintain effective controls over the preparation, review and presentation and disclosure of the Group’s consolidated financial statements in accordance with US GAAP. Specifically, there were adjustments required so that the Group’s financial statements complied with US generally accepted accounting principles and the Chief Executive Officer determined that this control deficiency constituted a material weakness in the Company’s internal control over financial reporting. A material weakness is a control deficiency or a combination of control deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected.

The Chief Executive Officer will take steps to remediate the material weakness in the Group’s internal control over financial reporting relating to the compliance with US generally accepted accounting principles. These steps include a thorough review in future of the classification requirements of each component line item and the individual elements that comprise each line item of the financial statements in accordance with US generally accepted accounting principles and reviewing material unusual or infrequent transactions.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

The Company knows of no material, active or pending legal proceedings against the Company, nor is it involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of its directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to the Company’s interest.

ITEM 1A.	RISK FACTORS.

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On June 11, 2008 the Company entered into a secured convertible discount note purchase agreement with Pageant Holdings Ltd. (the “Lender”) pursuant to which it sold to the Lender as secured convertible note in the principal amount of $1,220,190 (the “Note”). The purchase price of the Note was $1,000,000 constituting an original issue discount of $180.46 for each $1,000 principal amount thereof. The Company sold the Note to the Lender pursuant to Regulation D of the Securities Act of 1933 on the basis that Lender represented that it was either an “accredited investor” as defined in Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Act”) or a “qualified institutional buyer” within the meaning of Rule 144A. The Company used the proceeds of the Note for working capital purposes and repayment of debt.

On June 10, 2008 the Company entered into a debt settlement agreement with Ferro Group Ventures, Inc. (“Ferro”) pursuant to which it issued to Ferro 1,562,500 restricted shares of its common stock in full and final settlement of the total $2,500,000 outstanding principal on The Company’s Line of Credit Promissory Note with Ferro dated March 6, 2008. Pursuant to the terms of the agreement the Company received a release from all further obligations under the Line of Credit Promissory Note in consideration of the issuance of the 1,562,500 restricted shares. The Company issued the shares to Ferro pursuant to Regulation S of the Securities Act of 1933 on the basis that Ferro represented that it was not a “U.S. Person” as defined in Regulation S under the Securities Act of 1933.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

Pageant wrote to the Company and GlucoTel on September 23, 2008 expressly reserving its right to at any time take such actions as it may deem necessary or appropriate by reason of any Event of Default that may have occurred or may occur, including, without limitation, causing the Note to become immediately due and payable and exercising its rights with regard to GlucoTel's intellectual property.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Articles of Incorporation (incorporated by reference from our Form SB-2 Registration Statement, filed on October 25, 2005)
3.2	Bylaws (incorporated by reference from our Form SB-2 Registration Statement, filed on October 25, 2005)
10.1

Product Supply Agreement between Safe-com GmbH & Co. KG and Cambridge Sensors Limited dated January 23, 2006 (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)

10.2

Shareholder Agreement among our company, Safe-com GmbH & Co. KG and GlucoTel Scientific Inc. dated December 6, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2006)

10.3

Technology Transfer Agreement between Safe-com GmbH & Co. KG and GlucoTel Scientific Inc. dated December 8, 2006 (incorporated by reference from our Current Report on Form 8-K, filed on December 14, 2006)

10.4

Services Agreement dated November 1, 2007 between GlucoTel Scientific, Inc. and RR Donnelley Global Turnkey B.V. (incorporated by reference from our Quarterly Report on Form 10-QSB, filed on January 22, 2008)

10.5

Product Development and Supply Agreement dated May 30, 2007 between GlucoTel Scientific Inc. and LRE Medical GmbH (incorporated by reference from our Quarterly Report on Form 10- QSB, filed on January 22, 2008)

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

10.12	Note Purchase Agreement dated June 11, 2008 between BodyTel Scientific Inc. and Pageant Holdings Ltd. (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 13, 2008)
10.13	Debt Settlement Agreement dated June 10, 2008 between Ferro Group Ventures, Inc. and BodyTel Scientific Inc. (incorporated by reference from our Annual Report on Form 10-KSB,
10.14	Lease Termination Agreement between BodyTel North America LLC. and One Independent Square LLC dated June 12, 2008 filed on June 13, 2008

Exhibit Number	Description
10.15	Technology License Agreement between GlucoTel Scientific, Inc. and BodyTel Europe GmbH dated January 7, 2008
14.1	Code of Ethics (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 13, 2008)
21.1	List of Subsidiaries (incorporated by reference from our Annual Report on Form 10-KSB, filed on June 13, 2008)
31.1	CEO and CFO Section 302 Certification under Sarbanes-Oxley Act of 2002
32.1	CEO and CFO Section 906 Certifications under Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BODYTEL SCIENTIFIC INC.

By:

/s/ Stefan Schraps
Stefan Schraps
President, Chief Executive Officer,
Chief Financial Officer and Director
(Principal Executive Officer and Principal
Financial and Accounting Officer)

Dated: December 19, 2008